Form 10-Q
period 2010-09-30
SeaCube Container Leasing Ltd.
filed 2010-11-12
CIK 1487999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-34931

SeaCube Container Leasing Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	98-0655416
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1 Maynard Drive
Park Ridge, New Jersey	07656
(Address of principal executive offices)	(Zip Code)

(201) 391-0800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock as of November 10, 2010 was 20,017,812.

SeaCube Container Leasing Ltd.

FORM 10-Q

Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SeaCube Container Leasing Ltd.
Consolidated Balance Sheets
(Amounts in thousands, except for share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Cash and cash equivalents	$16,237	$8,014
Restricted cash	17,362	22,060
Accounts receivable, net of allowance of $3,129 and $3,199, respectively	27,287	29,802
Net investment in direct finance leases	528,968	555,990
Leasing equipment, net of accumulated depreciation of $134,565 and $116,518, respectively	435,655	360,847
Goodwill	22,483	22,483
Shareholder note	8,185	89,116
Other assets	11,639	8,917
Total assets	$1,067,816	$1,097,229
Liabilities and shareholders’ equity

Liabilities:
Accounts payable	$3,122	$266
Accrued expenses and other liabilities	70,067	16,883
Fair value of derivative instruments	55,840	43,304
Deferred income	2,465	4,038
Deferred income taxes	2,726	120
Debt:
Due within one year	148,227	131,270
Due after one year	638,907	666,994
Total debt	787,134	798,264
Total liabilities	921,354	862,875
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized	—	—
Common shares, $0.01 par value 400,000,000 shares authorized; 16,477,812 shares issued and outstanding at September 30, 2010; 16,000,000 shares issued and outstanding at December 31, 2009;	165	160
Additional paid in capital	189,538	289,826
Retained earnings (deficit)	5,772	(13,586)
Accumulated other comprehensive income (loss)	(49,013)	(42,046)
Total shareholders’ equity	146,462	234,354
Total liabilities and shareholders’ equity	$1,067,816	$1,097,229

See accompanying notes.

SeaCube Container Leasing Ltd.
Consolidated Statements of Operations
(Amounts in thousands, except for per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Equipment leasing revenue	$18,527	$16,612	$52,708	$57,573
Finance revenue	12,660	12,994	38,989	40,788
Other revenue	3,286	3,651	9,619	10,470
Total revenues	34,473	33,257	101,316	108,831
Expenses:
Direct operating expenses	1,656	2,681	5,715	7,183
Selling, general and administrative expenses	5,453	4,566	15,691	15,436
Depreciation expenses	8,886	8,854	25,684	29,069
Provision for doubtful accounts	122	1,824	(234)	3,615
Impairment of leasing equipment held for sale	291	1,270	1,073	4,778
Interest expense, including non-cash interest of $3,823, $2,151, $6,226 and $6,449, respectively	13,704	12,485	35,359	39,852
Interest income	(58)	(788)	(965)	(1,935)
Loss on terminations and modifications of derivative instruments	—	—	—	37,922
Gain on 2009 Sale	—	—	—	(15,583)
Loss on retirement of debt	—	—	—	1,330
Other expenses (income), net	(417)	(317)	(945)	1,244
Total expenses	29,637	30,575	81,378	122,911

Income (loss) before provision for income taxes	4,836	2,682	19,938	(14,080)
Provision (benefit) for income taxes	9	69	580	269
Net income (loss)	$4,827	$2,613	$19,358	$(14,349)
Net Income (loss) per common share
Basic	$0.29	$0.16	$1.19	$(0.90)
Diluted	$0.29	$0.16	$1.19	$(0.90)
Dividend per common shareholder	$—	$—	$0.175	$—

See accompanying notes.

SeaCube Container Leasing Ltd.
Consolidated Statement of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2010
(Amounts in thousands, except for share amounts)
(unaudited)

	Preferred Shares		Common Shares		Additional	Retained	Accumulated Other	Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid in Capital	Earnings (Deficit)	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, December 31, 2009	—	$—	16,000,000	$160	$289,826	$(13,586)	$(42,046)	$234,354

Issuance of common shares			477,812	5	(5)			—
Dividends paid					(2,800)			(2,800)
Non-cash distribution to Shareholder					(97,675)			(97,675)
Stock based compensation					192			192

Comprehensive income (loss):
Net income						19,358		19,358
Other comprehensive (loss) income:
Net derivative loss reclassified into earnings							4,852	4,852
Unrealized loss on derivative instruments, net of tax of $(262)							(11,843)	(11,843)
Foreign currency translation							24	24
Comprehensive income								12,391
Balance, September 30, 2010	—	$—	16,477,812	$165	$189,538	$5,772	$(49,013)	$146,462

See accompanying notes.

SeaCube Container Leasing Ltd.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$19,358	$(14,349)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,585	29,997
Provision for doubtful accounts	(234)	3,615
Loss on sale of leasing equipment	667	1,895
Stock based compensation	192	—
Derivative loss reclassified into earnings	4,852	7,722
Ineffective portion of cash flow hedges	431	(2,288)
Loss on terminations and modification of derivative instruments	—	37,922
Gain on 2009 Sale	—	(15,583)
Impairment of leasing equipment held for sale	1,073	4,778
Loss on retirement of debt	—	1,330
Changes in operating assets and liabilities:
Accounts receivable	1,970	(9,243)
Other assets	264	(379)
Accounts payable, accrued expenses and other liabilities	5,347	(9,243)
Deferred income	(1,572)	1,524
Net cash provided by operating activities	58,933	37,698
Cash flows from investing activities
Proceeds from sale of leasing equipment	11,137	10,693
Collections on net investment in direct finance leases, net of interest earned	78,202	83,843
Decrease in restricted cash	4,698	11,457
Purchase of fixed assets	(128)	(86)
Purchase of leasing equipment	(62,475)	—
Investment in direct financing leases	(51,007)	(2,272)
Net proceeds from 2009 Sale	—	454,193
Increase in Shareholder Note	(13,896)	(80,299)
Net cash provided by (used in) investing activities	(33,469)	477,529
Cash flows from financing activities
Proceeds from long-term debt	137,000	129,134
Repayments of long-term debt	(148,131)	(566,045)
Cash paid for debt issuance fees	(2,485)	(543)
Distributions to shareholder	—	(60,000)
Dividends paid	(2,800)	—
Payments to terminate derivative instruments	—	(37,922)
Other financing activities	(851)	—
Net cash provided by (used in) financing activities	(17,267)	(535,376)
Effect of changes in exchange rates on cash and cash equivalents	26	32
Net increase (decrease) in cash and cash equivalents	8,223	(20,117)
Cash and cash equivalents, beginning of period	8,014	30,567
Cash and cash equivalents, end of period	$16,237	$10,450
Supplemental disclosures of cash flow information
Cash paid for interest	$28,738	$34,493
Cash paid for taxes	$415	$5

See accompanying notes.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements
(Dollars in thousands, except as otherwise noted)
(unaudited)

1. Description of the Business and Basis of Presentation

The accompanying consolidated financial statements of SeaCube Container Leasing Ltd. (the “Company” or “SeaCube”) are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC; however, we believe that the disclosures are adequate to make information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s consolidated financial statements for the year ended December 31, 2009 included in our prospectus filed with the SEC on October 28, 2010.

The Company purchases intermodal containers and leases them to shipping and transportation companies, both domestically and internationally.  Containers include refrigerated and dry freight containers as well as generator sets, which are leased to shipping line customers through a variety of long-term and short-term contractual leasing arrangements.  The Company operates in a single segment.

Structure Formation

SeaCube was incorporated by Seacastle Operating Company Ltd. (the “Initial Shareholder” or “Seacastle Operating”) in Bermuda in March 2010.  The Initial Shareholder is a subsidiary of Seacastle Inc. (“Seacastle”).  Seacastle is owned by private equity funds that are managed by an affiliate of Fortress Investment Group LLC and by employees of Seacastle and other shareholders.  Container Leasing International, LLC (d/b/a Carlisle Leasing International, LLC and/or Seacastle Container Leasing, LLC), the entity through which we conduct all of our operations (“CLI”), was founded in 1993 and was acquired by an affiliate of the Initial Shareholder in 2006.  As of December 31, 2009, CLI was a wholly owned subsidiary of the Initial Shareholder.

In March 2010, SeaCube and the Initial Shareholder formed SeaCube Container Holdings Ltd., SeaCube Container Investment LLC and SeaCube Operating Company Ltd. and entered into a series of intercompany transactions to finalize the separation of its container leasing business from the other businesses of Seacastle and to establish the appropriate organizational structure for SeaCube (the “Structure Formation”).  Among other things, the formation of SeaCube Container Holdings Ltd. and SeaCube Container Investment LLC helps to simplify certain tax reporting obligations and to eliminate the need for public shareholders to make certain additional tax elections that might otherwise need to be made when SeaCube formed a new subsidiary.  After the Structure Formation, CLI was a wholly owned subsidiary of the Initial Shareholder on an indirect basis.  Following the Structure Formation, SeaCube continues to conduct all of its operations through CLI and CLI’s operating subsidiaries.  The Structure Formation will not change the taxation of SeaCube compared to the taxation reflected in its historical financial statements.

As a result of the Structure Formation, the organizational structure of SeaCube and its subsidiaries is as follows:
•	SeaCube is a subsidiary of Seacastle Operating Company Ltd.;

•	SeaCube Container Holdings Ltd. is a wholly owned subsidiary of SeaCube;

•	SeaCube Container Investment LLC is owned by SeaCube Container Holdings Ltd. (1%) and by SeaCube (99%);

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

1. Description of the Business and Basis of Presentation (Continued)

•	SeaCube Operating Company Ltd. is a wholly owned subsidiary of SeaCube Container Investment LLC; and

•	CLI is wholly owned by SeaCube Operating Company Ltd. and an indirect wholly owned subsidiary of SeaCube.

On April 22, 2010, the Company increased its authorized share capital to 400,000,000 common shares, par value $0.01 per share, and 100,000,000 preference shares, par value $0.01 per share.  In addition, on April 22, 2010, the Company issued 15,000,000 common shares, par value $0.01 per share, to the Initial Shareholder, resulting in the Initial Shareholder owning 16,000,000 of the Company’s common shares.  The Company’s capital accounts and corresponding earnings per share amounts have been retroactively adjusted for the issuance of additional common shares to the Initial Shareholder.

In connection with the Structure Formation, SeaCube Operating Company Ltd. assumed the obligations of the Initial Shareholder under the Shareholder Note (see Note 13).  The assumption of the Shareholder Note by SeaCube Operating Company Ltd. has been accounted for as a non-cash distribution to the Initial Shareholder.  No consideration has been or will be paid by the Initial Shareholder to SeaCube Operating Company Ltd. in exchange for the assumption of the Shareholder Note.

Share Exchange

In April 2010, certain executives and employees of SeaCube and Seacastle exchanged an aggregate of 826,914 shares of Seacastle common stock for 477,812 SeaCube common shares, at an exchange ratio of 0.577826 of a SeaCube common share for each share of Seacastle common stock. As a result of this exchange, the Initial Shareholder owned 97.1% of SeaCube’s issued and outstanding common shares and the remaining 2.9% was owned by SeaCube and Seacastle employees.

2009 Sale

On January 20, 2009, the Company entered into sale agreements with an unrelated third-party investor group for the sale of approximately 65,000 containers and generator sets for cash consideration of $454,193. The leasing assets sold had a book value of approximately $427,718, and we also sold accounts receivable with a carrying value of $10,892. This transaction resulted in a gain of approximately $15,583 which was recorded in the Company’s 2009 Consolidated Financial Statements.

In conjunction with the sale of these assets, we signed an Administrative Services Agreement, whereby, for a ten-year term subject to a maximum 3 year extension at the option of the container owner, the Company has agreed to operate, lease and re-lease the containers and to act on the owner’s behalf as so directed. Under the agreement, the Company does not retain any risk of ownership.  The Administrative Services Agreement is subject to an early termination right of the container owner if certain performance targets are not met. Management fees will be paid by the owners to the Company depending upon the type of lease that the equipment is under (term, master lease or direct finance lease). The Company will collect lease receivables on behalf of the owners and remit amounts to the owners after deducting the applicable management fees. These fees are recorded in other revenue in the Consolidated Statements of Operations.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

1. Description of the Business and Basis of Presentation (Continued)

The containers and gensets and associated lease interests that were sold in the 2009 Sale were a representative sample of the Company’s total operating lease fleet with regard to equipment type, customer mix, age, and utilization. The principal reasons why the Company entered into the 2009 Sale were (i) to provide the Company with an opportunity to establish a new relationship with a third party capital provider, (ii) to allow the Company to mitigate some customer credit and residual risk of ownership to a third party, thereby reducing its aggregate risk exposure to several customers, and (iii) to provide the Company with additional revenue in the form of management fees from the long-term Administrative Services Agreement that the Company entered into at the time of the sale.

Upon completion of the sale of the containers, the Company repaid $365,625 of indebtedness under the Series 2006-2 Asset-Backed Securitization. In addition, the Company paid $37,922 to terminate and modify derivative instruments directly related to the indebtedness under this facility and paid down $48,000 of the Series 2006-1 Asset-Backed Securitization. The Company also wrote off $1,330 of deferred financing fees related to the Series 2006-2 indebtedness and recognized a $37,922 loss on the derivative instruments modified and terminated due to the sale. These payments were funded by cash on hand, the net proceeds of the container sale and proceeds from a $43,000 borrowing under the Container Revolving Credit Facility.

Recently Adopted and Recently Issued Accounting Standards

Adopted in 2010

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the accounting for transfers of financial assets, which is effective for reporting periods beginning after November 15, 2009.  The new requirement eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets.  The adoption had no impact on the Company’s Consolidated Financial Statements.

In January 2010, the FASB issued authoritative guidance on accounting for the Fair Value Measurements and Disclosures; Improving Disclosures about Fair Value Measurements.  This pronouncement requires additional information to be disclosed principally with respect to Level 3 fair value measurements and transfers to and from Level 1 and Level 2 measurements.  In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Earlier application is permitted.  The adoption had no impact on the Company’s Consolidated Financial Statements.

No other new accounting pronouncements issued or effective during 2010 had or is expected to have a material impact on the Company’s consolidated financial statements.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

2. Leasing Activity

Equipment Leasing Revenue

The Company has noncancelable operating leases for its leasing equipment.  As of September 30, 2010, future minimum lease revenue under these agreements was estimated as follows:

Total Amount
2010	$30,014
2011	53,051
2012	32,503
2013	22,292
2014	12,865
Thereafter	23,187
$173,912

Finance Revenue

At September 30, 2010, receivables under these direct finance leases are collectible through 2020 as follows:

	Total Lease Receivables	Unearned Lease Income	Net Lease Receivables
2010	$36,974	$12,564	$24,410
2011	138,897	44,336	94,561
2012	122,328	35,285	87,043
2013	110,605	26,964	83,641
2014	124,596	17,901	106,695
Thereafter	157,182	24,564	132,618
	$690,582	$161,614	$528,968

As of September 30, 2010 and December 31, 2009, the Company had guaranteed and unguaranteed residual values for leasing equipment on direct finance leases of $85,046 and $77,177, respectively.  As of December 31, 2009, the Company had total lease receivables, unearned lease income and net lease receivables of $726,039, $170,049 and $555,990, respectively.  The unguaranteed residual values are reflected in the ‘‘Net Lease Receivables’’ above.

3. Leasing Equipment

The following is a summary of leasing equipment recorded:

	September 30, 2010	December 31, 2009
Dry containers	$122,231	$46,604
Refrigerated containers	424,346	407,716
Generator sets	23,643	23,045
Total	570,220	477,365
Less accumulated depreciation	(134,565)	(116,518)
Leasing equipment, net of accumulated depreciation	$435,655	$360,847

There were no assets recorded under capital leases as of September 30, 2010 and December 31, 2009, respectively.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

3. Leasing Equipment (Continued)

The Company has debt obligations that are collateralized by the Company’s restricted cash, leasing equipment and net investment in direct finance leases.  As of September 30, 2010 and December 31, 2009, assets pledged as collateral on the Company’s debt amounted to $963,865 and $940,750, respectively.

4. Borrowings

CLI Funding IV Credit Facility

On May 18, 2010, our indirect wholly owned subsidiary, CLI Funding IV LLC, a special purpose vehicle formed under the laws of Delaware, entered into a $200 million revolving loan credit agreement (the “CLI Funding IV Credit Facility”) to finance new container purchases in the future.  The facility has a one year revolving period, which expires on May 17, 2011, which can be extended for subsequent 364 day period from the existing scheduled termination date, during which new containers and leases can be added to the portfolio.  After the revolving credit period expires (subject to any extensions), the facility converts to a five year amortizing term loan.  Borrowings under the facility are limited to a maximum of 80% of the eligible equipment’s net book value, 80% of the net present value of eligible finance leases, plus 100% of the restricted cash accounts and bear interest at a rate equal to LIBOR plus a margin.

If the Container Revolving Credit Facility is amended to include a consolidated leverage ratio test, the CLI Funding IV management agreement, which was entered into on May 18, 2010, provides that the same debt covenant will automatically and immediately apply to CLI.

The following is a summary of the Company’s borrowings:

	September 30, 2010	December 31, 2009
Container Asset-Backed Securitizations:
Series 2006-1 Notes	$367,841	$414,469
CLI Funding III Credit Facility	329,293	383,795
CLI Funding IV Credit Facility	70,000	—
Container Revolving Credit Facility	20,000	—
Total debt	787,134	798,264
Less current maturities	(148,227)	(131,270)
Long-term debt, less current maturities	$638,907	$666,994

5. Derivatives and Hedging Activities

In the normal course of business the Company utilizes interest rate derivatives to manage our exposure to interest rate risks.  Specifically, interest rate derivatives are hedging variable rate interest payments on its various debt facilities.  If certain conditions are met, an interest rate derivative may be specifically designated as a cash flow hedge.  All of the Company’s designated interest rate derivatives are cash flow hedges.  For effective cash flow hedges, changes in fair value are recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the interest payments on the debt are recorded in earnings.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

5. Derivatives and Hedging Activities (Continued)

The Company’s interest rate derivatives involve counterparty credit risk.  As of September 30, 2010, all of the Company’s interest rate derivatives are held with counterparties or guaranteed by parties with a credit rating of at least A3 by Moody’s.  The Company monitors the credit risk associated with these instruments periodically to validate that it is probable that the counterparty (or guarantor) will perform.  As of September 30, 2010, the Company does not anticipate that any of these counterparties will fail to meet their obligations.  As of September 30, 2010, there are no credit risk related contingent features in any of the Company’s derivative agreements.

The Company held the following interest rate derivatives designated as cash flow hedges as of September 30, 2010:

Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Floating Rate	Fixed Rate	Fair Value(a)

Series 2006-1 Notes	$6,469	Feb-2006	Oct-2011	1M LIBOR	5.5800%	$(189)
	15,417	Feb-2006	Oct-2013	1M LIBOR	4.1450%	(839)
	51,240	Feb-2006	Dec-2013	1M LIBOR	4.2990%	(3,315)
	24,375	Feb-2006	Dec-2013	1M LIBOR	4.9200%	(1,684)
	34,979	Aug-2006	Jun-2016	1M LIBOR	5.2950%	(18,554)
	116,562	Aug-2006	Mar-2011	1M LIBOR	4.9475%	(2,443)
	56,299	Jan-2009	Aug-2016	1M LIBOR	4.6400%	(5,848)
	62,500	Jan-2009	Aug-2016	1M LIBOR	4.9500%	(6,925)
Total Series 2006-1 Notes	367,841					(39,797)
CLI Funding III	15,000	Apr-2009	Dec-2010	1M LIBOR	4.5400%	(139)
Credit Facility	—	Jun-2008	Jun-2018	1M LIBOR	5.2900%	(31)
	16,607	May-2008	Feb-2018	1M LIBOR	4.5200%	(1,743)
	31,025	May-2008	Jul-2017	1M LIBOR	4.5300%	(3,229)
	97,165	May-2008	Feb-2018	1M LIBOR	4.2075%	(6,476)
	5,063	Jul-2008	Jun-2016	1M LIBOR	4.0500%	(445)
	20,500	Jul-2008	Jul-2017	1M LIBOR	4.1000%	(1,669)
	22,203	Jul-2008	Dec-2018	1M LIBOR	3.6420%	(924)
	47,121	Mar-2010	Nov-2014	1M LIBOR	2.0200%	(1,387)
Total CLI Funding III Credit Facility	254,684					(16,043)
Total	$622,525					$(55,840)

(a)  All interest rate derivatives are recorded in fair value of derivative instruments in the liabilities section of the consolidated balance sheets.

The following tables set forth the net of tax effect of the Company’s cash flow hedge derivative instruments on the consolidated financial statements for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30, 2010
	Effective Portion			Ineffective Portion
Derivative Instrument	Change in Unrealized (Gain) Loss Recognized in OCI(a)	Location of (Gain) Loss reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified from Accumulated OCI into Income(b)	Location of (Gain) Loss Recognized Directly in Income	(Gain) Loss Recognized Directly in Income
Interest rate derivatives	(8,135)	Interest expense	7,778	Interest expense	2,119

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

5. Derivatives and Hedging Activities (Continued)

	For the Three Months Ended September 30, 2009
	Effective Portion			Ineffective Portion
Derivative Instrument	Change in Unrealized (Gain) Loss Recognized in OCI(a)	Location of (Gain) Loss reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified from Accumulated OCI into Income(b)	Location of (Gain) Loss Recognized Directly in Income	(Gain) Loss Recognized Directly in Income
Interest rate derivatives	(11,987)	Interest expense	10,189	Interest expense	(677)

	For the Nine Months Ended September 30, 2010
	Effective Portion			Ineffective Portion
Derivative Instrument	Change in Unrealized (Gain) Loss Recognized in OCI(a)	Location of (Gain) Loss reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified from Accumulated OCI into Income(b)	Location of (Gain) Loss Recognized Directly in Income	(Gain) Loss Recognized Directly in Income
Interest rate derivatives	(31,814)	Interest expense	24,823	Interest expense	431

	For the Nine Months Ended September 30, 2009
	Effective Portion			Ineffective Portion
Derivative Instrument	Change in Unrealized (Gain) Loss Recognized in OCI(a)	Location of (Gain) Loss reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified from Accumulated OCI into Income(b)	Location of (Gain) Loss Recognized Directly in Income	(Gain) Loss Recognized Directly in Income
Interest rate derivatives	(21,646)	Interest expense	30,843	Interest expense	(2,288)

(a) Represents the change in the fair market value of the Company’s interest rate derivatives, net of tax, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives.
(b) Represents the amount of actual cash paid related to the net settlements of the interest rate derivatives and amortization of deferred losses on the Company’s terminated derivatives as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net settlement of interest rate derivatives	$6,400	$7,644	$19,971	$23,121
Amortization of terminated derivatives	1,378	2,545	4,852	7,722

As part of the 2009 Sale, an amount of $37,922 was reclassified from other comprehensive income (loss) into loss on termination of derivatives due to the termination and modification of swaps.

As of September 30, 2010, the amount of Accumulated OCI related to derivatives was $(49,355).  The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $22,703 and the amortization of deferred net losses on the Company’s terminated derivatives of $3,093.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

6. Income Taxes

Prior to the Structure Formation, CLI was a disregarded U.S. entity owned by the Initial Shareholder which is incorporated in Bermuda.  Therefore, only the Initial Shareholder’s income effectively connected with its U.S. trade or business was subject to U.S. taxation.  Further, prior to the Structure Formation, the Company was a single-member LLC, and taxation was provided as if CLI was a stand-alone entity.  After the Structure Formation, CLI is a disregarded entity owned by SeaCube Operating Company Ltd. which is incorporated in Bermuda.  Therefore, only SeaCube Operating Company Ltd.’s income effectively connected with its U.S. trade or business is subject to U.S. taxation.

As of December 31, 2009, the Company had net operating loss and capital loss carryforwards of approximately $19,915 and $3,561, respectively, for U.S. federal and state income tax purposes.  The Company recorded a valuation allowance against a portion of these deferred tax assets reflecting its view that it was unlikely that the assets will be fully realized.  The net operating loss and capital loss carryforwards are no longer available to the Company due to the Structure Formation (see Note 1).  The $2,848 of deferred tax assets associated with these loss carryforwards has been accounted for as a non-cash distribution to the Initial Shareholder.

In general, the Company’s effective tax rate differs from the U.S. federal tax rate of 35% primarily due to its lower or nontaxed foreign sourced income.  The change in the effective tax rate in the current year is primarily due to the impact of the U.S. effectively connected income tax liability on the overall provision calculation.

7. Other Expenses (Income), Net

Other expenses (income), net of $(417) and $(945) for the three months and nine months ended September 30, 2010, respectively, included proceeds on a default insurance recovery of $0 and $1,683 for the three and nine months ended September 30, 2010, respectively.  Other expenses (income), net of $(317) and $1,244 for the three and nine months ended September 30, 2009, respectively, included proceeds on a default insurance recovery of $750 and $750 for the three and nine months ended September 30, 2009, respectively.

8. Comprehensive Income (Loss)

Total comprehensive income (loss) includes net income, the changes in the fair value of derivative instruments, reclassification into earnings of amounts previously deferred relating to derivative instruments and foreign currency translation gain (loss) relating to the Company’s foreign subsidiaries.  Total comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$4,827	$2,613	$19,358	$(14,349)
Net derivative loss reclassified into earnings	1,378	2,545	4,852	7,722
Unrealized gain (loss) on derivative instruments, net of tax	(1,735)	(4,343)	(11,843)	1,475
Loss on terminations and modifications of derivative instruments reclassified to earnings	—	—	—	37,922
Foreign currency translation	107	6	24	32
Total comprehensive income (loss)	$4,577	$821	$12,391	$32,802

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

9. Commitments and Contingencies

Purchase Commitments

At September 30, 2010, commitments for capital expenditures totaled $40,503, all of which is committed for 2010.

Lease Commitments

The Company and its subsidiaries are parties to various operating leases relating to office facilities, transportation vehicles, and certain other equipment with various expiration dates through 2014. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses.

As of September 30, 2010, the aggregate minimum rental commitment under operating leases having initial or remaining noncancelable lease terms in excess of one year was $1,516.

10. Share Based Payments

Restricted Stock Awards

On April 23, 2010, certain employees of the Company and Seacastle exchanged an aggregate of 826,914 shares of Seacastle common stock for 477,812 of the Company’s common shares, at an exchange ratio of 0.577826 of a SeaCube common share for each share of Seacastle common stock.  The 826,914 shares of Seacastle common stock included 721,731 vested shares and 105,183 unvested restricted shares which were exchanged into 417,033 vested shares and 60,779 unvested restricted shares.  There was no change in the restricted share balance between April 23, 2010 and September 30, 2010.

SeaCube accounted for the exchange of the awards as a modification in accordance with the Compensation Topic where applicable and determined no additional compensation charges were required.  SeaCube will record compensation expense on the unvested shares at the date of the exchange over the remaining vesting period.  The weighted average grant date value per share is $11.17.  The Company recorded compensation expense of $128 and $192 for the three and nine months ended September 30, 2010, respectively, related to these restricted shares.

11. Earnings per Share and Dividends

The computation of basic earnings per share is based on the weighted average number of common shares outstanding including participating securities outstanding during the period.  The weighted average shares used to calculate basic and diluted earnings per share (“EPS”) have been retroactively adjusted based on the Structure Formation (see Note 1).  The Company has issued 16,000,000 common shares to the Initial Shareholder.

In accordance with the Earnings per Share Topic, any unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  Accordingly, all of the Company’s restricted common shares are participating securities.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

11. Earnings per Share and Dividends (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Weighted-average shares:
Common shares outstanding	16,417,033	16,000,000	16,239,832	16,000,000
Restricted common shares	60,779	—	34,953	—
Total weighted-average shares	16,477,812	16,000,000	16,274,785	16,000,000

The calculation for basic and diluted earnings per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net income (loss)	$4,827	$2,613	$19,358	$(14,349)
Less: Undistributed earnings allocated to restricted shareholders	(18)	—	(42)	—
Income (loss) attributable to common shareholders	$4,809	$2,613	$19,316	$(14,349)

Income (loss) per share attributable to common shareholders:
Basic	$0.29	$0.16	$1.19	$(0.90)
Diluted	$0.29	$0.16	$1.19	$(0.90)

There were no potentially dilutive common shares for any period in these consolidated financial statements.

On April 22, 2010, the Company’s Board of Directors declared a dividend of $0.175 per common share, or an aggregate of $2.8 million, which was paid on May 28, 2010 to shareholders of record as of April 22, 2010.

12. Geographic Information

The Company’s customers use containers to conduct their global trading operations which utilize a vast network of worldwide trade routes.  The Company earns its revenues from such customers when the equipment is in use carrying cargo around the world.  Substantially all of the Company’s revenues are denominated in U.S. dollars. The following table represents the allocation of domestic and international revenues for the periods indicated based upon the customers’ primary domicile.  As all of the Company’s containers are used internationally and not domiciled in one particular place for a prolonged period of time, these assets are considered to be international.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Total revenues	2010	2009	2010	2009
Asia	$10,144	$6,903	$27,322	$23,351
Australia/New Zealand	218	213	724	887
Europe/Africa/Middle East	13,925	14,641	38,589	47,980
North America	4,209	4,990	15,695	16,116
South America	5,977	6,510	18,986	20,497
	$34,473	$33,257	$101,316	$108,831

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

13. Related Party Transactions

Transactions with Affiliates

Prior to our initial public offering (“IPO”), the Company shared some services, staff and space with other affiliates of Seacastle.  For the three months ended September 30, 2010 and 2009, net charges (to) from these affiliates were $235 and $(264) respectively, and for the nine months ended September 30, 2010 and 2009, $174 and $777, respectively.  Also included in these amounts are expenses for share-based compensation allocated from Seacastle, to both dedicated and shared SeaCube employees.  These amounts are recorded in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.  The expense and cost allocations have been determined based on methodologies (such as space used or hours worked) in order to establish reasonable charges for the services provided or for the benefit received during the periods presented.  Since becoming a public company, the transactions with affiliates are significantly reduced and currently limited to reimbursement for shared office space and staff to support tax related work.  The Company has a net receivable (payable) to affiliates of Seacastle of $1,151 and $(1,151) as of September 30, 2010 and December 31, 2009, respectively.

Amended Seacastle Credit Facility Guarantee

On January 29, 2009, Seacastle entered into the Amended Seacastle Credit Facility, which facility has a maturity date of July 31, 2011. CLI is a guarantor under the facility. As such, CLI must maintain a minimum tangible net worth of $230.0 million.  In connection with the Structure Formation, SeaCube Operating Company Ltd. also provided a guaranty of the Initial Shareholder’s obligations under the Amended Seacastle Credit Facility.  SeaCube Operating Company Ltd. does not have to maintain a minimum tangible net worth in connection with such guaranty.  As of September 30, 2010 and December 31, 2009, the amount outstanding under this facility was $74.0 million and $83.0 million, respectively.  In conjunction with the Company’s IPO, the guaranties of Seacube Operating Company Ltd. and CLI under the Amended Seacastle Credit Facility terminated. (See Note 15)

Shareholder Note and Dividend

On January 27, 2009, the Company distributed a total of $115.8 million to the Initial Shareholder. Of the total, $55.8 million was in the form of a loan and $60.0 million was in the form of a dividend. The $115.8 million distribution was used by the Initial Shareholder to repay a portion of the Amended Seacastle Credit Facility.  The Company accounted for the $60.0 million as a dividend, because it did not expect it to be repaid, while the $55.8 million was accounted for as a loan because the Company expected it to be repaid.  The loan is in the form of a demand note (the “Shareholder Note”) at a stated interest of 4% per annum.  The principal advanced under the note agreement can increase monthly as amounts become due under the Amended Seacastle Credit Facility.  The note may not be presented for demand while there are still amounts outstanding under the Amended Seacastle Credit Facility, and the note is not assignable by CLI in whole or in part without the consent of Seacastle Operating.  As of the date of the Structure Formation, the Shareholder Note had a balance of $94.8 million, consisting of $91.3 million in advanced principal and $3.5 million of accrued interest.  Interest income earned from this note was $0 and $0.9 million for the three and nine months ended September 30, 2010.  The obligations under this Shareholder Note were assumed by SeaCube Operating Company Ltd, in connection with the Structure Formation.  The assumption was treated as a non-cash equity distribution to Seacastle Operating.  In connection with the assumption, Seacastle Operating entered into a guarantee of the obligations of SeaCube Operating Company Ltd. under the Shareholder Note.  No consideration has been or will be paid by the Initial Shareholder to SeaCube Operating Company Ltd. in exchange for the assumption of the Shareholder Note.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

13. Related Party Transactions (Continued)

In August 2010, the Company distributed $3.75 million to the Initial Shareholder in the form of a loan which was used to make interest and principal payments on the Seacastle Credit Facility.  In September 2010, the Company distributed $4.4 million to the Initial Shareholder in the form of a loan which was used to make interest and principal payments and pay fees on the Seacastle Credit Facility.  The Initial Shareholder plans to repay these amounts with cash expected from SeaCube dividends, contributions from other Seacastle subsidiaries, or other cash flows.

14. Fair Value of Financial Instruments

The following tables set forth the valuation of the Company’s financial assets and liabilities measured at fair value on a recurring basis by input levels as of September 30, 2010 and December 31, 2009:

	Fair Value as of September 30,	Fair Value Measurement as of September 30, 2010 Using Fair Value Hierarchy
	2010	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$16,237	$16,237	$—	$—
Restricted cash	17,362	17,362	—	—
Liabilities:
Derivative instruments	55,840	—	55,840	—

	Fair Value as of December 31,	Fair Value Measurement as of December 31, 2009 Using Fair Value Hierarchy
	2009	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$8,014	$8,014	$—	$—
Restricted cash	22,060	22,060	—	—
Liabilities:
Derivative instruments	43,304	—	43,304	—

Restricted cash:  Restricted cash consists of cash that is held by the Company for security deposits received from lessees pursuant to the terms of various lease agreements and rent collections held in lockbox accounts pursuant to the Company’s credit facilities and securitization agreements. These short-term investments are recorded at fair value on the Company’s Consolidated Balance Sheets based on quoted market prices and observable market inputs.

Derivative instruments:  The Company’s interest rate derivatives are recorded at fair value on the Company’s Consolidated Balance Sheets and consist of United States dollar denominated LIBOR-based interest rate derivatives, and their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close. The fair value generally reflects the estimated amounts that the Company would receive or pay to transfer the contracts at the reporting date and therefore reflects the Company’s or counterparty’s non-performance risk.

The Company’s financial instruments, other than cash, consist principally of cash equivalents, restricted cash, accounts receivable, accounts payable, debt and interest rate derivatives.  The fair value of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximates the carrying value of these financial instruments because of their short-term nature.  The fair value of the Company’s debt approximates the carrying value as all of the debt is variable rate debt.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (concluded)
(Dollars in thousands, except as otherwise noted)
(unaudited)

14. Fair Value of Financial Instruments (Continued)

Leasing assets held for sale are measured at fair value on a nonrecurring basis.  There were no other assets and liabilities measured at fair value on a nonrecurring basis.

15. Subsequent Events

On October 27, 2010, the SEC declared effective the registration statement relating to the Company’s IPO of 10,925,000 shares at a price to the public of $10.00 per share.  The Company issued 3,450,000 shares in the offering (inclusive of the underwriters’ over-allotment), which less underwriting discounts and expenses resulted in net proceeds of approximately $27.5 million.  The Initial Shareholder sold 7,475,000 of previously outstanding shares (inclusive of the underwriters’ over-allotment).  The Initial Shareholder used their proceeds to repay $69.4 million of the Amended Seacastle Credit Facility.  At that time, the guaranties of Seacube Operating Company Ltd. and CLI under the Amended Seacastle Credit Facility terminated.  (See Note 13)  After the closing of the IPO, the Initial Shareholder owns approximately 42.6% of our issued common shares.

On November 11, 2010, the Company’s Board of Directors approved and declared a $0.20 per share initial cash dividend on its issued and outstanding common stock, payable on January 18, 2011 to shareholders of record at the close of business on January 3, 2011.

The Company has evaluated all significant activities through the time of filing these financial statements with the SEC and has concluded that no additional subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties.  You should read the following discussion in conjunction with our historical consolidated financial statements included in this Form 10-Q and our annual audited consolidated financial statements included in our prospectus filed with the SEC on October 28, 2010.  The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under ‘‘Risk Factors’’ included in our prospectus filed with the SEC on October 28, 2010.

Overview

SeaCube Container Leasing Ltd (“SeaCube” or “the Company”) is one of the world’s largest container leasing companies based on total assets.  Containers are the primary means by which products are shipped internationally because they facilitate efficient movement of goods via multiple transportation modes including ships, rail and trucks.  The principal activities of our business include the acquisition, leasing, re-leasing and subsequent sale of refrigerated and dry containers and generator sets.  The Company leases our containers primarily under long-term contracts to a diverse group of the world’s leading shipping lines.  As of September 30, 2010, we employ 74 people in seven offices in four countries and have total assets of $1.1 billion.

As of September 30, 2010, we own or manage a fleet of 518,672 units, representing 815,207 TEUs of containers and generator sets.  For the three months ended September 30, 2010, our average utilization was 98.2%(1), as measured in units.  We plan to grow our business by maximizing the profitability of our existing fleet and making additional investments in new containers.

We lease three types of assets:

• Refrigerated containers (‘‘reefers’’), which are used for perishable items such as fresh and frozen foods;
• Dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples and apparel; and
• Generator sets (‘‘gensets’’), which are diesel generators used to provide mobile power to reefers.

We lease these assets on a per diem basis on two principal lease types under which the lessee is responsible for all operating costs including taxes, insurance and maintenance:

• Operating leases, typically with initial terms of five to eight years, under which containers are re-leased or returned to us at expiration of the initial lease; and
• Direct finance leases, which are typically structured as long-term leases with a bargain purchase option, under which ownership transfers to the lessee at expiration of the lease.

The table below summarizes the composition of our total fleet by the type of unit as of September 30, 2010:

Container Fleet by Units

	Refrigerated	Dry	Gensets	Total
Operating Leases	27,715	47,448	2,808	77,971
Direct Finance Leases	18,158	220,626	2,814	241,598
Total Owned	45,873	268,074	5,622	319,569
Managed	30,041	167,624	1,438	199,103
Total Fleet	75,914	435,698	7,060	518,672

The table below summarizes the composition of our owned fleet by net book value as of September 30, 2010:

Container Fleet by Net Book Value

	Refrigerated	Dry	Gensets	Total
Operating Leases	$305,528	$114,828	$15,299	$435,655
Direct Finance Leases	172,354	340,578	16,036	528,968
Total Fleet	$477,882	$455,406	$31,335	$964,623

(1) Utilization excludes assets held for sale and new units at the factory.  Using this methodology, the average utilization for the second quarter of 2010 would have been 98.2%

Results of Operations

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009

	Three Months Ended September 30,	Three Months Ended September 30,	Prior Period Change
	2010	2009	$ Change	% Change
	(dollars in thousands)
Revenues:
Equipment leasing revenue	$18,527	$16,612	$1,915	12%
Finance revenue	12,660	12,994	(334)	-3%
Other revenue	3,286	3,651	(365)	-10%
Total revenues	34,473	33,257	1,216	4%
Expenses:
Direct operating expenses	1,656	2,681	(1,025)	-38%
Selling, general and administrative expenses	5,453	4,566	887	19%
Depreciation expenses	8,886	8,854	32	*
Provision for doubtful accounts	122	1,824	(1,702)	-93%
Impairment of leasing equipment held for sale	291	1,270	(979)	-77%
Interest expense	13,704	12,485	1,219	10%
Interest income	(58)	(788)	730	-93%
Other expenses (income), net	(417)	(317)	(100)	32%
Total expenses	29,637	30,575	(938)	-3%

Income before income taxes	4,836	2,682	2,154	80%
Provision for income taxes	9	69	(60)	*
Net income	$4,827	$2,613	$2,214	85%
Loss on retirement of debt, net of tax	—	4	(4)	*
Gain on 2009 Sale, net of tax	—	(46)	46	*
Non-cash interest expense, net of tax	3,740	2,084	1,656	79%
Adjusted net income**	$8,567	$4,655	$3,912	84%

* Not meaningful.
** Adjusted net income is a measure of financial and operational performance that is not defined by U.S. GAAP.

Revenue

Total revenue was $34.5 million for the three months ended September 30, 2010 compared to $33.3 million for the three months ended September 30, 2009, an increase of $1.2 million or 4%.

Equipment leasing revenue was $18.5 million for the three months ended September 30, 2010 compared to $16.6 million for the three months ended September 30, 2009, an increase of $1.9 million or 12%.  This was primarily due to the average on-hire fleet increasing by 12,600 units.

Finance revenue was $12.7 million for the three months ended September 30, 2010 compared to $13.0 million for the three months ended September 30, 2009, a decrease of $0.3 million or 3%.  Amortization of the current lease portfolio in excess of new investments accounted for all of the decrease.

Other revenue, which includes management fee revenues and re-billable costs to our lessees, was $3.3 million for the three months ended September 30, 2010 compared to $3.7 million for the three months ended September 30, 2009, a decrease of $0.4 million or 10%. This decrease was attributable to lower rebillable costs offsetting higher management fee revenues.

Direct Operating Expenses

Direct operating expenses were $1.7 million for the three months ended September 30, 2010, compared to $2.7 million for the three months ended September 30, 2009, a decrease of $1.0 million or 38%.  The primary reason for the decrease was lower storage fees, which is attributable to higher utilization (and thus fewer units stored).

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.5 million for the three months ended September 30, 2010, compared to $4.6 million for the three months ended September 30, 2009, an increase of $0.9 million or 19%.  The increase was primarily due to nonrecurring costs associated with the Company’s transition to becoming a standalone entity.

Depreciation Expenses

Depreciation of leasing equipment was $8.9 million for the three months ended September 30, 2010 and the three months ended September 30, 2009.  Lower depreciation due to equipment reaching the end of their depreciable lives and the sales of equipment in the normal course of business were offset by higher depreciation on new leasing equipment.

Provision for Doubtful Accounts

Provision for doubtful accounts decreased by $1.7 million from the three months ended September 30, 2009 to $0.1 million for the three months ended September 30, 2010.  The decrease was primarily a result of collections on accounts during the three months ended September 30, 2010 that had previously been included in the provision.

Impairment of Leasing Equipment Held for Sale

We recorded an impairment of leasing equipment held for sale of $0.3 million for the three months ended September 30, 2010 as compared to $1.3 million for the three months ended September 30, 2009, a decrease of $1.0 million or 77%.  We evaluate the recovery of our containers and gensets designated for sale and record a loss if the ultimate sales value is expected to be below the current carrying cost.  The majority of our impairments occur at the conclusion of an operating lease when our equipment is older and has incurred a certain amount of damage that the lessee is responsible for.  The decision to sell the container is based upon a discounted cash flow model which includes rebillable costs.  These rebillable costs are recorded as other revenues and are not recorded as a reduction in the impairment of leasing equipment held for sale.  In 2010, we have designated fewer units for sale in recognition of stronger market demand.  Reefer impairments accounted for $0.9 million of the decrease while dry containers accounted for $0.1 million of the decrease.

Interest Expense

Interest expense was $13.7 million for the three months ended September 30, 2010, compared to $12.5 million for the three months ended September 30, 2009, an increase of $1.2 million or 10%.  We incurred higher commitment fees of $0.6 million in the current period associated with new financing.  Regularly scheduled debt amortization reduced our weighted average debt balance for the three months ended September 30, 2010 by $50.3 million resulting in a $0.6 million reduction in interest cost.  We also benefited from lower average interest rates on our floating rate debt reducing interest by $0.4 million.  In addition, non-cash interest expense was higher in the current period, including an increase in losses recognized directly into income for ineffective derivatives of $2.8 million which was partially offset by lower amortization of terminated derivatives of $1.2 million.

Interest Income

Interest income was $0.1 million for the three months ended September 30, 2010, compared to $0.8 million for the three months ended September 30, 2009, a decrease of $0.7 million.  The decrease is primarily attributable to the decrease in the interest received from the $94.8 million promissory note from the Initial Shareholder to CLI.  In March 2010, SeaCube Operating Company Ltd assumed the obligation of the Initial Shareholder, which was treated as a non-cash equity distribution to the Initial Shareholder.

Other Expense (Income), Net

Other expense (income), net was $(0.4) million for the three months ended September 30, 2010, compared to $(0.3) million for the three months ended September 30, 2009.  This was due to higher gains on equipment sales of $0.8 million in the current period, offset by $0.7 million of default insurance proceeds received in the three months ended September 30, 2009.

Provision (Benefit) for Income Taxes

Provision for income taxes was $0.0 million for the three months ended September 30, 2010 compared to $0.1 million for the three months ended September 30, 2009.  The full year effective tax rate changed from 3.8% to 2.8% in the third quarter 2010 resulting in a lower tax provision for the three months ended September 30, 2010.

Net Income

Net income was $4.8 million for the three months ended September 30, 2010 as compared to $2.6 million for the three months ended September 30, 2009.  The increase in net income was attributable to the items above.

Adjusted Net Income

Adjusted net income was $8.6 million for the three months ended September 30, 2010 compared to $4.7 million for the three months ended September 30, 2009, an increase of $3.9 million or 84%.  In addition to the changes in net income noted above, the three months ended September 30, 2010, includes an increase in the non-cash interest expense of $1.7 million.

Adjusted net income is a measure of financial and operational performance that is not defined by U.S. GAAP.

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

	Nine Months Ended September 30,	Nine Months Ended September 30,	Prior Period Change
	2010	2009	$ Change	% Change
	(dollars in thousands)
Revenues:
Equipment leasing revenue	$52,708	$57,573	$(4,865)	-8%
Finance revenue	38,989	40,788	(1,799)	-4%
Other revenue	9,619	10,470	(851)	-8%
Total revenues (a)	101,316	108,831	(7,515)	-7%
Expenses:
Direct operating expenses (b)	5,715	7,183	(1,468)	-20%
Selling, general and administrative expenses	15,691	15,436	255	2%
Depreciation expenses	25,684	29,069	(3,385)	-12%
Provision for doubtful accounts	(234)	3,615	(3,849)	*
Impairment of leasing equipment held for sale	1,073	4,778	(3,705)	-78%
Interest expense	35,359	39,852	(4,493)	-11%
Interest income	(965)	(1,935)	970	-50%
Loss on terminations and modifications of derivative instruments	—	37,922	(37,922)	*
Gain on 2009 Sale	—	(15,583)	15,583	*
Loss on retirement of debt	—	1,330	(1,330)	*
Other expenses (income), net	(945)	1,244	(2,189)	*
Total expenses (c)	81,378	122,911	(41,533)	-34%

Income (loss) before income taxes	19,938	(14,080)	34,018	*
Provision for income taxes	580	269	311	*
Net (loss) income (d)	$19,358	$(14,349)	$33,707	*
Non-cash interest expense, net of tax	6,053	6,326	(273)	-4%
Loss on retirement of debt, net of tax	—	1,317	(1,317)	*
Loss on terminations and modifications of derivative instruments, net of tax	—	37,922	(37,922)	*
Gain on 2009 Sale, net of tax	—	(15,427)	15,427	*
Adjusted net income** (e)	$25,411	$15,789	$9,622	61%

* Not meaningful.
** Adjusted net income is a measure of financial and operational performance that is not defined by U.S. GAAP.

We have provided adjusted results below that illustrate the impact of the 2009 Sale on total revenues, direct operating expenses, total expenses, net income (loss) and Adjusted net income as if it had occurred as of January 1, 2009. We made adjustments to equipment leasing revenue, finance revenue, other revenue, depreciation and direct operating expenses. These adjustments were based upon actual data for each container that was sold in the 2009 Sale. We estimated management fees for the 19 day period of January 1 through January 19, 2009 based upon the actual results of the managed assets in 2009. Interest expense associated with the sold units was estimated based upon proceeds available to reduce outstanding debt.

The adjusted results provided below are not a presentation made in accordance with U.S. GAAP, and they should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. The adjusted results are a measure of our operating performance used by management to focus on the consolidated performance exclusive of income and expenses relating to the 2009 Sale. We believe this non-GAAP measure provides additional insight and understanding to management and investors of our results of operations on a comparative basis in identifying trends in our performance by removing the operational impact of the containers that were subject to the 2009 Sale.

Our calculation of the adjusted results may differ from analogous calculations of other companies in our industry, limiting its usefulness as a comparative measure. Because of these limitations, the adjusted results should not be considered a measure of our consolidated results. We compensate for these limitations by relying primarily on our U.S. GAAP results and using the adjusted results only supplementally.

The following presents the adjusted results as if the 2009 Sale had occurred as of January 1, 2009:

(a)
Total revenues for the nine months ended September 30, 2009 and 2010 were $104.7 million on an adjusted basis and were $101.3 million on an actual basis, respectively, a decrease of $3.4 million or 3%.

	September 30, 2009			September 30, 2010
	Historical	2009 Sale Adjustments	As Adjusted for 2009 Sale	Actual
	(dollars in thousands)
Total revenues	$108,831	$(4,084)	$104,747	$101,316

(b)
Direct operating expenses for the nine months ended September 30, 2009 and 2010 were $7.2 million on an adjusted basis and were $5.7 million on an actual basis, respectively, a decrease of $1.4 million or 20%.

	September 30, 2009			September 30, 2010
	Historical	2009 Sale Adjustments	As Adjusted for 2009 Sale	Actual
	(dollars in thousands)
Direct operating expenses	$7,183	$(19)	$7,164	$5,715

(c)
Total expenses for the nine months ended September 30, 2009 and 2010 were $96.2 million on an adjusted basis and were $81.4 million on an actual basis, respectively, a decrease of $14.8 million or 15%.

	September 30, 2009			September 30, 2010
	Historical	2009 Sale Adjustments	As Adjusted for 2009 Sale	Actual
	(dollars in thousands)
Total expenses	$122,911	$(26,726)	$96,185	$81,378

(d)
Net income (loss) for the nine months ended September 30, 2009 and 2010 was $8.4 million on an adjusted basis and was $19.4 million on an actual basis, respectively, an increase of $10.9 million or 129%.

	September 30, 2009			September 30, 2010
	Historical	2009 Sale Adjustments	As Adjusted for 2009 Sale	Actual
	(dollars in thousands)
Net (loss) income	$(14,349)	$22,795	$8,446	$19,358

(e)
Adjusted net income for the nine months ended September 30, 2009 and 2010 was $14.8 million on an adjusted basis and was $25.4 million on an actual basis, respectively, an increase of $10.6 million or 72%.

	September 30, 2009			September 30, 2010
	Historical	2009 Sale Adjustments	As Adjusted for 2009 Sale	Actual
	(dollars in thousands)
Adjusted net income	$15,789	$(1,017)	$14,772	$25,411

Revenue

Total revenue was $101.3 million for the nine months ended September 30, 2010 compared to $108.8 million for the nine months ended September 30, 2009, a decrease of $7.5 million or 7%.

Equipment leasing revenue was $52.7 million for the nine months ended September 30, 2010 compared to $57.6 million for the nine months ended September 30, 2009, a decrease of $4.9 million or 8%, primarily due to the sale of operating container units.  As part of the 2009 Sale, we sold 55,000 container units which were classified as operating leases to our lessees, which represented 43% of our total units subject to operating leases at the time.  The leased equipment that was sold had a book value of $415.4 million, which represented 48% of the book value of our leased equipment at the time.  These units generated approximately $4.0 million in equipment leasing revenue during the first 19 days of 2009.  The remainder of the average on-hire fleet decreased by approximately 1,600 units (of which an average of 5,700 were renewed and reclassified as direct finance leases during the period) and, as a result, equipment leasing revenue decreased by $0.9 million.

Finance revenue was $39.0 million for the nine months ended September 30, 2010 compared to $40.8 million for the nine months ended September 30, 2009, a decrease of $1.8 million or 4%.  During the current year, amortization of the Company’s current lease portfolio exceeded new investments resulting in lower finance revenue of $1.7 million.  Additionally, as part of the 2009 Sale, we sold $12.5 million in direct finance receivables, which accounted for the remaining $0.1 million.

Other revenue, which includes management fee revenues and re-billable costs to our lessees, was $9.6 million for the nine months ended September 30, 2010 compared to $10.5 million for the nine months ended September 30, 2009, a decrease of $0.9 million or 8%.  This decrease was due to lower rebillable costs of $1.2 million offset by higher management fee revenues of $0.3 million.

Direct Operating Expenses

Direct operating expenses were $5.7 million for the nine months ended September 30, 2010 compared to $7.2 million for the nine months ended September 30, 2009, a decrease of $1.5 million or 20%.  The primary reason for the decrease in direct operating costs was lower storage fees, which is attributable to higher utilization (and thus fewer units stored).

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15.7 million for the nine months ended September 30, 2010, compared to $15.4 million for the nine months ended September 30, 2009, an increase of $0.3 million or 2%. The increase is primarily due to nonrecurring costs associated with the Company’s transition to becoming a standalone entity.

Depreciation Expenses

Depreciation of leasing equipment was $25.7 million for the nine months ended September 30, 2010 compared to $29.1 million for the nine months ended September 30, 2009, a decrease of $3.4 million or 12%.  The reduction of leasing equipment attributed to the 2009 Sale reduced depreciation expense by $1.9 million.  Additionally, $2.3 million of the decrease was related to equipment reaching the end of their depreciable lives and the sales of equipment in the normal course of business.  This was offset by $0.8 million for depreciation taken in 2010 on new leasing equipment.

Provision for Doubtful Accounts

Provision for doubtful accounts decreased by $3.8 million from the nine months ended September 30, 2009 to ($0.2) million for the nine months ended September 30, 2010.  The decrease was primarily a result of collections on accounts during the nine months ended September 30, 2010 that had previously been included in the provision.

Impairment of Leasing Equipment Held for Sale

We recorded an impairment of leasing equipment held for sale of $1.1 million for the nine months ended September 30, 2010 as compared to $4.8 million for the nine months ended September 30, 2009, a decrease of $3.7 million or 78%.  We evaluate the recovery of our containers and gensets designated for sale and record a loss if the ultimate sales value is expected to be below the current carrying cost.  The evaluation of the expected ultimate sales price is performed on a quarterly basis.  The majority of our impairments occur at the conclusion of an operating lease when our equipment is older and has incurred a certain amount of damage that the lessee is responsible for.  The decision to sell the container is based upon a discounted cash flow model which includes rebillable costs.  These rebillable costs are recorded as other revenues and are not recorded as a reduction in the impairment of leasing equipment held for sale.  In 2010, we designated fewer units for sale in recognition of stronger market demand.  Reefer impairments accounted for $3.2 million of the decrease while gensets and dry containers accounted for $0.5 million of the decrease.

Interest Expense

Interest expense was $35.4 million for the nine months ended September 30, 2010, compared to $39.9 million for the nine months ended September 30, 2009, a decrease of $4.5 million or 11%.  In connection with the 2009 Sale, we repaid the outstanding amount of $365.6 million on our container asset backed securitization Series 2006-2 Notes, and reduced our Series 2006-1 Notes by $48.0 million.  In addition, we paid swap related termination and modification fees of $37.9 million.  This repayment along with regularly scheduled debt amortization reduced our weighted average debt balance for the first nine months of 2010 by $97.3 million resulting in $3.6 million reductions in interest cost.  We also benefited from lower average interest rates on our floating rate debt reducing interest by $0.7 million.  In addition, our non-cash interest expense was $0.2 million lower in the current period.  This non-cash interest included lower amortization on terminated derivatives of $2.9 million, which was partially offset by higher losses recognized directly into income for ineffective derivatives of $2.7 million.

Interest Income

Interest income was $1.0 million for the nine months ended September 30, 2010, compared to $1.9 million for the nine months ended September 30, 2009, a decrease of $1.0 million.  The decrease is primarily attributable to the decrease in the interest received from the $94.8 million promissory note from the Initial Shareholder to CLI.  In March 2010, SeaCube Operating Company Ltd assumed the obligation of the Initial Shareholder, which was treated as a non-cash equity distribution to the Initial Shareholder.

Loss on Terminations and Modification of Derivative Instruments

In January 2009, we incurred a one-time loss of $37.9 million on swap terminations and modification of derivative instruments. Upon completion of the 2009 Sale, we extinguished the Series 2006-2 Notes of our container asset-backed securitization for our containers sold, and terminated and modified the related swap agreements. The one-time terminations and modification of derivative instruments required us to recognize previously deferred losses in the value of the swaps. For the nine months ended September 30, 2010, we did not terminate or modify any of our existing derivative instruments.

Gain on 2009 Sale

In January 2009, we received net proceeds of $454.2 million related to the 2009 Sale. The leasing assets sold had a total net book value of approximately $427.7 million, and we also sold accounts receivable at the amount of $10.9 million. This transaction resulted in a gain of approximately $15.6 million (or $15.4 million net of tax).

Loss on Retirement of Debt

Loss on retirement of debt obligations were $1.3 million for the nine months ended September 30, 2009. These losses occurred when we paid off the Series 2006-2 Notes of our container asset-backed securitization in January 2009. We did not retire any outstanding debt other than normal amortization during the nine months ended September 30, 2010.

Other Expense (Income), Net

Other expense (income), net, was $(0.9) million for the nine months ended September 30, 2010, compared to $1.2 million for the nine months ended September 30, 2009, a decrease of $2.2 million.  The change in other expense (income) is primarily due to a increase in default insurance proceeds of $0.9 million received in the nine months ended September 30, 2010, as well as a decrease of $1.3 million in losses from equipment sales.

Provision for Income Taxes

Provision for income taxes was $0.6 million for the nine months ended September 30, 2010 and $0.3 million for the nine months ended September 30, 2009.  The change in the effective tax rate from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 is primarily due to the impact of the U.S. effectively connected income tax liability on the overall provision calculation.

Net (Loss) Income

Net income was $19.4 million for the nine months ended September 30, 2010 as compared to net loss of $14.3 million for the nine months ended September 30, 2009.  The increase in net income was attributable to the items above; specifically, the 2009 Sale and the overall weaker demand for containers in 2009 relative to 2010.

Adjusted Net Income

Adjusted net income was $25.4 million for the nine months ended September 30, 2010 compared to $15.8 million for the nine months ended September 30, 2009, an increase of $9.6 million or 61%.  In addition to the changes in net income noted above, the adjustment includes lower non-cash interest expense of $0.3 million in the current year.

Adjusted net income is a measure of financial and operational performance that is not defined by U.S. GAAP.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily from the following sources:

•
Revenues including operating lease revenues, total finance lease collections, billings to lessors for repairs and maintenance, and asset management fees.  Cash flows from operating activities and principal collections on finance leases were $137.1 million and $121.5 million for the nine months ended September 30, 2010 and 2009, respectively.

•	Lines of credit and other secured borrowings, under which $787.1 million was outstanding and $150.0 million was available as of September 30, 2010.

•	Sales of our older leasing equipment.

The decline in our revenue and cash provided by operating activities including principal collections on finance leases, as a result of the 2009 Sale, coincided with a corresponding reduction in our liquidity requirements, specifically with regard to our debt obligations and cash interest expense.

We expect that our cash flows from our operations, principal collections on direct finance leases, existing credit facilities and sales of older equipment will be sufficient to meet our liquidity needs.  Our current projections of cash flows from operations and the availability of funds under our revolving credit agreement are expected to be sufficient to fund our maturing debt and contractual obligations in the next several years.  In the future, we will need to borrow funds to finance the purchases of new assets we intend to buy to expand our business.

On November 2, 2010, we completed an initial public offering (“IPO”) of our common stock that generated net proceeds of approximately $27.5 million.  We intend to use the net proceeds for working capital, investment in new containers and other general corporate purposes.

On January 26, 2010, we amended the terms of our revolving credit facility agreement to increase the amount available under the revolver from $25.0 million to $40.0 million.  On November 3, 2010, subsequent to the completion of the Company’s IPO, we amended and restated this facility to increase the size and term to $120.0 million and three years, respectively.

On May 18, 2010, we entered into a $200.0 million revolving credit agreement through our indirect wholly owned subsidiary CLI Funding IV LLC to pursue our growth strategy.

Liquidity Needs to Acquire Equipment to be Leased

The acquisition of leasing assets fuels our growth. As a result, we expect to invest substantial funds to acquire containers and gensets, although there can be no assurances as to the timing and amount of such acquisitions.  Going forward, provided there is sufficient demand, production capacity, appropriate pricing and available financing, we intend to invest in new containers at a level that is consistent with our historical investment activity.  As of September 30, 2010, SeaCube has ordered approximately $203.3 million of new equipment (including $83.2 million of refrigerated containers) for delivery through December 2010.  Of this amount, approximately $191.5 million, or 94%, has been committed to long-term leases.

Cash Flow

The following table sets forth certain historical cash flow information for the nine months ended September 30, 2010 and 2009.

Cash Flows:	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(dollars in thousands)
Net cash provided by operating activities	$58,933	$37,698
Net cash provided by (used in) investing activities	(33,469)	477,529
Net cash (used in) financing activities	(17,267)	(535,376)
Effect of changes in exchange rates on cash and cash equivalents	26	32
Net increase (decrease) in cash and cash equivalents	$8,223	$(20,117)

Net cash provided by operating activities was $58.9 million and $37.7 million for the nine months ended September 30, 2010 and 2009, respectively, a $21.2 million increase.  The improvement in our working capital for the nine months ended September 30, 2009 compared to September 30, 2010 was the primary contributor for the increase as we had improved collections for our accounts receivable and for the accounts receivable on our managed accounts.

Net cash provided by (used in) investing activities was $(33.5) million and $477.5 million for the nine months ended September 30, 2010 and 2009, respectively, a $511.0 million decrease.  Cash flows provided by investing activities for the nine months ended September 30, 2009 included $454.2 million of cash proceeds from the 2009 Sale.  In the nine months ended September 30, 2010, our investment in direct finance leases and purchases of leased equipment increased over the nine months ended September 30, 2009 by $111.2 million reflecting the strengthening demand for containers.  Our restricted cash balances decreased by $11.5 million in the nine months ended September 30, 2009 versus $4.7 million in the nine months ended September 30, 2010, due to reduced loan balances and a corresponding reduction in required cash balances.  The Shareholder Note increased by $13.9 million in the nine months ended September 30, 2010 versus $80.3 million in the nine months ended September 30, 2009.

Net cash used by financing activities was $17.3 million and $535.4 million for the nine months ended September 30, 2010 and 2009, respectively, a $518.1 million increase to cash flow.  During the nine months ended September 30, 2009, we reduced our outstanding debt by $417.9 million more than we reduced our debt during the nine months ended September 30, 2010.  The greater reduction during the nine months ended September 30, 2009 was primarily due to the 2009 Sale.  Additionally, in connection with the 2009 Sale and the retirement of the related debt, we terminated certain interest rate swap agreements and modified certain other swap agreements which required us to pay $37.9 million in termination and modification fees.  We also paid $60.0 million in dividends to our Initial Shareholder following the 2009 Sale.  Dividends for the nine months ended September 30, 2010 were $2.8 million.

Off-Balance Sheet Arrangements

In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as an assignment and assumption agreement. These indemnifications might include claims related to any of the following: tax matters and governmental regulations, and contractual relationships. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third party claim. We regularly evaluate the probability of having to incur costs associated with these indemnifications and have concluded that none are probable. The principal types of indemnifications for which payment are possible are as follows:

Taxes

In the ordinary course of business, we provide various tax-related indemnifications as part of transactions. The indemnified party typically is protected from certain events that result in a tax treatment different from that originally anticipated. Our liability typically is fixed when a final determination of the indemnified party’s tax liability is made. In some cases, a payment under a tax indemnification may be offset in whole or in part by refunds from the applicable governmental taxing authority. We are party to numerous tax indemnifications and many of these indemnities do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

Non-GAAP Measure

Adjusted net income is a measure of financial and operating performance that is not defined by U.S. GAAP and should not be considered a substitute for net income, income from operations or cash flow from operations, as determined in accordance with U.S. GAAP.  Adjusted net income is a measure of our operating and financial performance used by management to focus on consolidated financial and operating performance exclusive of income and expenses that relate to non-routine or significant non-cash items of the business.

We define adjusted net income (loss) as net income before non-cash interest expense related to terminations and modifications of derivative instruments, losses on retirement of debt, fair value adjustments on derivative instruments, loss on swap terminations, write-offs of goodwill and gain on the 2009 Sale.  We use adjusted net income to assess our consolidated financial and operating performance, and we believe this non-GAAP measure is helpful to management and investors in identifying trends in our performance.  This measure helps management make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance.  Adjusted net income provides us with a measure of financial performance of the business based on operational factors including the profitability of assets on an economic basis net of operating expenses and the capital costs of the business on a consistent basis as it removes the impact of certain non-routine and non-cash items from our operating results.  Adjusted net income is a key metric used by senior management and our board of directors to review the consolidated financial performance of the business.

Adjusted net income has limitations as an analytical tool and is not a presentation made in accordance with U.S. GAAP and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP, including net income, or net cash from operating activities.  For example, adjusted net income does not reflect (i) our cash expenditures or future requirements for capital expenditures or contractual commitments, or (ii) changes in or cash requirements for our working capital needs.  In addition, our calculation of adjusted net income may differ from the adjusted net income or analogous calculations of other companies in our industry, limiting its usefulness as a comparative measure. Because of these limitations, adjusted net income should not be considered a measure of discretionary cash available to us to invest in the growth of our business or to pay dividends.  We compensate for these limitations by relying primarily on our U.S. GAAP results and using adjusted net income only supplementally.

The following table shows the reconciliation of net income (loss), the most directly comparable U.S. GAAP measure to adjusted net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$4,827	$2,613	$19,358	$(14,349)
Non-cash interest expense, net of tax	3,740	2,084	6,053	6,326
Loss on retirement of debt, net of tax	—	4	—	1,317
Loss on terminations and modifications of derivative instruments	—	—	—	37,922
Gain on 2009 Sale, net of tax	—	(46)	—	(15,427)
Adjusted net income	$8,567	$4,655	$25,411	$15,789

Recent Accounting Pronouncements

Adopted in 2010

In June 2009, the FASB issued authoritative guidance on the accounting for transfers of financial assets, which is effective for reporting periods beginning after November 15, 2009.  The new requirement eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets.  The adoption had no impact on the Company’s Consolidated Financial Statements.

In January 2010, the FASB issued authoritative guidance on accounting for the Fair Value Measurements and Disclosures; Improving Disclosures about Fair Value Measurements Topic.  This pronouncement requires additional information to be disclosed principally with respect to Level 3 fair value measurements and transfers to and from Level 1 and Level 2 measurements.  In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Earlier application is permitted.  The adoption had no impact on the Company’s Consolidated Financial Statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Exchange Rate Risk

While our leasing per diems are billed and paid to us in U.S. dollars, we are subject to exchange gains and losses for local currency expenditures. We record the effect of non-U.S. dollar currency transactions when we translate the non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month.

We have a division located in Denmark, with the functional currency of the Danish Krone. The effect of fluctuations in Danish Krone was not material in any period presented.

Interest Rate Risk

We have long-term debt obligations that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. We have entered into interest rate swap agreements to mitigate the impact of changes in interest rates that may result from fluctuations in the variable rates of interest accrued by our long-term debt obligations.  Based on the debt obligation payable as of September 30, 2010, we estimate that cash flows from interest expense relating to variable rate debt and the relevant interest rate swap agreement would increase by $0.03 million on an annual basis in the event interest rates were to increase by 10%.

Credit Risk

We are subject to concentrations of credit risk with respect to amounts due from customers. We seek to limit our credit risk by performing ongoing credit evaluations and, when deemed necessary, require letters of credit, guarantees or collateral. Our credit policy sets different maximum exposure guidelines for each customer. Credit criteria may include, but are not limited to, customer trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, operational history and financial strength.

We seek to reduce credit risk by maintaining insurance coverage against customer insolvency and related equipment losses. We maintain contingent physical damage, recovery and loss of revenue insurance, which provides coverage in the event of a customer’s insolvency, bankruptcy or default giving rise to our demand for return of all of our equipment. Subject to the policy’s deductible and other terms and conditions, it covers the cost of recovering our equipment, damage to the equipment, loss of equipment and, to a limited extent, lost revenues. This coverage automatically renews for one additional one-year term on the anniversary of the commencement date subject to maintaining a certain claim experience rate.

Our hedging transactions using derivative instruments have counterparty credit risk. The counterparties to our derivative arrangements and repurchase agreements are major financial institutions with high credit ratings. As a result, we do not anticipate that any of these counterparties will fail to meet their obligations. However, there can be no assurance that we will be able to adequately protect against this risk and will ultimately realize an economic benefit from our hedging strategies or recover the full value of the securities underlying our repurchase agreements in the event of a default by a counterparty.

Provision for Doubtful Accounts

The provision for doubtful accounts includes our estimate of allowances necessary for receivables on both operating and direct financing lease receivables. The provision for doubtful accounts is developed based on two key components (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful and (2) reserves for estimated losses inherent in the receivables based upon historical trends. We believe our provision for doubtful accounts is adequate to provide for credit losses inherent in our accounts receivable. The provision for doubtful accounts requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. In addition, changes in economic conditions or other events may necessitate additions or deductions to the provision for doubtful accounts. Direct financing leases are evaluated on a case-by-case basis. When evaluating our operating and direct financing lease receivables for impairment, we consider, among other things, the level of past due amounts of the respective receivable, the borrower’s financial condition, credit quality indicators of the borrower, the value of underlying collateral and third party credit enhancements such as guarantees and insurance policies. Once a direct financing lease is determined to be non-performing, our procedures provide for the following events to take place in order to evaluate collectability:

•	The past due amounts are reclassified to accounts receivable,

•	The equipment value supporting such direct financing lease is reclassified to leasing equipment, and

•	Collectability is evaluated, taking into consideration equipment book value and the total outstanding receivable, as well as the likelihood of collection through the recovery of equipment.

The adequacy of our provision for doubtful accounts is provided based upon a monthly review of the collectability of our receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of direct financing lease receivables.

Item 4.   Controls and Procedures

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2010.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

We have been, and may from time to time be, involved in litigation and claims incidental to the conduct of our business in the ordinary course. Our industry is also subject to scrutiny by government regulators, which could result in enforcement proceedings or litigation related to regulatory compliance matters. We maintain insurance policies in amounts and with the coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards. As of the date of this Form 10-Q, we are not a party to any material legal or adverse regulatory proceedings.

Item 1A.   Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors described under the caption "Risk Factors" in our prospectus filed with the SEC on October 28, 2010. As of the date of this Form 10-Q, there have been no significant changes from the risk factors previously disclosed therein.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Our IPO was effected through our registration statement on Form S-1 (File No. 333-165752) that was declared effective by the SEC on October 27, 2010, which registered the offer and sale of an aggregate of 10,925,000 common shares, including 1,425,000 shares that the underwriters had the option to purchase. In connection with the IPO, 3,450,000 shares were sold on our behalf and 7,475,000 shares were sold on behalf of the selling shareholder, including 950,000 shares and 475,000 shares sold by us and the selling shareholder, respectively, upon exercise in full of the underwriters’ option to purchase additional shares, at an initial public offering price of $10.00 per share, for an aggregate gross offering price of $34,500,000 to us, and $74,750,000 to the selling shareholder. Public trading on the common shares commenced on October 28, 2010. The managing underwriters for the initial public offering were J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., and Wells Fargo Securities LLC.  Following the sale of the shares in connection with the closing of the initial public offering, the offering terminated.

We paid to the underwriters underwriting discounts and commissions totaling approximately $2.4 million in connection with the offering. In addition, we incurred additional costs of approximately $4.6 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $7 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $27.5 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), or persons owning ten percent or more of any class of our equity securities or to any other affiliate. There was no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC on October 28, 2010.  As of November 10, 2010, substantially all of IPO proceeds remained unused, and will be used for investment in new containers, working capital, and other general corporate purposes, as well as potential strategic investments and acquisitions.

Item 3.   Defaults Upon Senior Securities

NONE

Item 4.   Reserved

Item 5.   Other Information

NONE

Item 6.   Exhibits

Exhibit No.	Description
3.2	Bye-laws
4.2	Shareholders Agreement by and between SeaCube Container Leasing Ltd. and Seacastle Operating Company Ltd.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: November 12, 2010

SEACUBE CONTAINER LEASING LTD.
Registrant

By:	/s/ Stephen P. Bishop
Stephen P. Bishop
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)