Form 10-K
period 2010-12-31
SeaCube Container Leasing Ltd.
filed 2011-03-10
CIK 1487999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-34931

SeaCube Container Leasing Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	98-0655416
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1 Maynard Drive
Park Ridge, New Jersey	07656
(Address of principal executive offices)	(Zip Code)

(201) 391-0800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

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

The aggregate market value of the voting common shares held by non-affiliates of the registrant on June 30, 2010 is not applicable as the registrant was not publicly traded as of that date.  As of December 31, 2010, the last business day of the Registrant’s most recently completed fiscal quarter, the aggregate market value of shares held by non-affiliates (based upon the closing sale price of such shares on the New York Stock Exchange on December 31, 2010) was approximately $154,974,000.

The number of outstanding shares of the Registrant’s Common Stock as of February 28, 2011 was 20,142,812.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2011, to be filed within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part II, Item 5 and Part III of this Annual Report on Form 10-K.

SEACUBE CONTAINER LEASING LTD.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties.  All statements, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements.  You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “projects,” “contemplates” or the negative version of those words or other comparable words.  Any forward-looking statements contained in this annual report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved.  Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity.  Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.  We believe that these factors include, but are not limited to, a decrease in the overall demand for leased container assets, the economic condition of the global container asset leasing industry and the ability of our lessees and potential lessees to make operating lease payments to us, the condition of the global economy and world financial markets, changes in the values of our assets, acquisition risks, competitive pressures within the industry, risks related to the geographic markets in which we and our lessees operate, our ability to retain key personnel, the impact of new or existing regulations, whether we are replaced as manager of any containers that we manage for third parties and other factors described in the section entitled “Item 1A – Risk Factors”.

The forward-looking statements made in this annual report relate only to events as of the date on which the statements are made.  We do not undertake any obligation to publicly update or review any forward-looking statement except as required by law, whether as a result of new information, future developments or otherwise.  We caution you not to unduly rely on the forward-looking statements when evaluating the information presented this report.

WEBSITE AND ACCESS TO COMPANY’S REPORTS

Our Internet website can be found at www.seacubecontainers.com.  Our annual reports on Forms 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.  Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee, and Nominating, Corporate Governance and Conflicts Committee) are also available on our website.

The information on our website is not part of, or incorporated by reference, into this report, or any other report we file with, or furnish to, the SEC.

PART I

ITEM 1.  BUSINESS

Our Company

We are one of the world’s largest container leasing companies based on total assets.  Containers are the primary means by which products are shipped internationally because they facilitate the secure and efficient movement of goods via multiple transportation modes, including ships, rail and trucks.  The principal activities of our business include the acquisition, leasing, re-leasing and subsequent sale of refrigerated and dry containers and generator sets.  We lease our containers primarily under long-term contracts to a diverse group of the world’s leading shipping lines.  As of December 31, 2010, we employed 75 people in seven offices worldwide, and we had total assets of $1.1 billion.  We operate in a single segment.

Formation and Corporate History

We were incorporated by Seacastle Operating Company Ltd. (our “Initial Shareholder”) in Bermuda in March 2010. Our Initial Shareholder is a subsidiary of Seacastle Inc. (“Seacastle”).  Seacastle is owned by private equity funds that are managed by an affiliate of Fortress Investment Group LLC (“Fortress”) and by employees of Seacastle and other shareholders. Container Leasing International, LLC (d/b/a SeaCube Containers, LLC), the entity through which we conduct all of our operations (“CLI”), was founded in 1993 and was acquired by an affiliate of our Initial Shareholder in 2006.

In March 2010, in preparation of our initial public offering (“IPO”), we and our Initial Shareholder formed SeaCube Container Holdings Ltd., SeaCube Container Investment LLC and SeaCube Operating Company Ltd. and entered into a series of intercompany transactions to finalize the separation of our container leasing business from the other businesses of Seacastle and to establish the appropriate organizational structure for us (the “Structure Formation”).  Among other things, the formation of SeaCube Container Holdings Ltd. and SeaCube Container Investment LLC helped to simplify certain tax reporting obligations and eliminated the need for public shareholders to make certain additional tax elections that might otherwise need to be made when SeaCube formed a new subsidiary.  In March 2010, all of the equity interests in CLI were transferred to one of our wholly owned subsidiaries and we continue to conduct all of our operations through CLI and its operating subsidiaries.

On October 27, 2010, the U.S. Securities and Exchange Commission (the “SEC”) declared effective the registration statement relating to the Company’s IPO of 10,925,000 shares at a price to the public of $10.00 per share.  The Company issued 3,450,000 shares in the offering (inclusive of the underwriters’ over-allotment), which less underwriting discounts and expenses resulted in net proceeds of approximately $27.3 million.  The Initial Shareholder sold 7,475,000 of previously outstanding shares (inclusive of the underwriters’ over-allotment).

Competitive Strengths –

We believe that the key competitive strengths that will enable us to execute our strategy include:

●
Leading Market Position.  We are one of the world’s largest container lessors and the world’s largest lessor of refrigerated containers, or reefers, with approximately 27% of the refrigerated container market share based on TEUs as of December 31, 2010 (twenty foot equivalent units, or TEUs, is the international standards measure of containers).  Reefers have historically demonstrated greater stability in underlying demand, pricing and lease rates than other types of containers. We believe that our strength in the reefer market provides us with certain utilization, cost, marketing and capability advantages relative to other container leasing companies with lower reefer market share.

●
High and Stable Utilization.  For the two years ended December 31, 2010, our utilization rate averaged 96.9%.  In 2009, during the first period of decline in global container trade since 1980, our utilization rate averaged 96.5% of total units.  As of December 31, 2010, approximately 88.8% of our owned assets based on net book value were on long-term lease to our customers.  The average remaining term of our existing lease portfolio, including both short and long-term operating leases as well as direct finance leases, was approximately 3.7 years.  We believe that our focus on reefers as well as our focus on long-term and direct finance leases has enabled us to maintain high and consistent utilization rates.

●
Our Assets Generate Significant Cash Flow.  Our assets generate significant and predictable revenues and operating cash flow that reflects our high and stable asset utilization, low customer defaults and high recovery rates, strong operating profit margins and low working capital requirements.  As of December 31, 2010, our existing leases provided for approximately $882 million of contracted cash flow through the life of the remaining leases.

●
Long-Standing Relationships with High Quality Customers.  We have an extensive history with our customers which provide us with strong relationships at senior levels of management.  In addition, we have built a reputation for service, reliability and quality.  We lease our containers to a diversified customer base of over 160 shipping lines throughout the world, including all of the world’s 20 largest international shipping lines.  Our top customers include APL, CMA-CGM, CSAV, Hanjin, MSC and Maersk Line.  We believe that our customer relationships are some of the best in the industry and will enable us to continue to grow our business.

●
Access to Significant Amounts of Capital to Expand our Business.  As of December 31, 2010, we had over $200 million of available capital to invest in new containers and pursue sale/leaseback transactions.  In addition, we manage containers for a number of third-party owners and we believe that these relationships may provide us with opportunities to grow our managed fleet.  We believe that our access to capital and our relationships with third-party owners will provide us with a competitive advantage and enable us to grow our business.

●
Experienced Management, Global and Scaleable Business Platform.  Our management team has extensive experience in the acquisition, leasing, financing, technical management and sale of containers.  Our key officers have an average of 12 years of related industry experience.  We operate globally, using modern asset management systems designed for container leasing companies and are capable of handling a significantly larger asset portfolio without a proportional increase in overhead costs.

Growth Strategy

We plan to leverage our competitive strengths to grow our fleet and earnings by employing the following business strategies:

●
Continue to Invest in New Container Assets.  We believe that the current industry dynamics support significant growth opportunities.  Demand for containers is driven by global trade growth and slow-steaming (running containerships at slower speeds to reduce fuel costs), which means that shipping lines require more containers to deliver the same amount of cargo.  Furthermore, due to the extensive capital requirements for their containership fleets, we believe that a number of shipping lines will increase the percentage of containers they lease rather than own in the near- to medium-term.

●
Continue to Maintain Disciplined Lease Terms.  We plan to continue to target attractive returns on our assets over their life cycle by concentrating on long-term leases with a disciplined pricing structure in order to maximize our profitability and fleet utilization.  Over the last three years, our renewal rate has averaged 85.0% of total units.  Furthermore, we plan to continue to maintain strict underwriting standards as well as proactive credit monitoring to minimize any future credit write-offs. Over the last five years, we had net write-offs of less than $8.0 million on total billings of approximately $2.0 billion, representing approximately 0.4% of such billings.

●
Opportunistically Pursue Growth Opportunities.  We may pursue strategic acquisitions of container leasing companies, container fleets (both on an owned and managed basis), and sale/leaseback transactions with liner companies.  We believe that each of these types of transactions can allow us to grow our fleet profitably.  Our management team has proven its ability to successfully execute transactions of this nature and we have confidence that we can execute more of these transactions over time. We believe that our existing management platform and expertise can support more assets without significant increases to our infrastructure or expense base due to the scalable nature of our operations.

Industry Trends

The market for container leasing is characterized by the following key trends:

●
Strong Growth in Container Trade.  Container trade is an important component of the movement of goods through the global economy. According to Harrison Consulting, worldwide container trade has grown at an annual rate of more than 8% for over 30 years. In 2009, container trade decreased for the first time in over 30 years, with a decline of approximately 7%. Beginning in late 2009 and into 2010, trade volumes recovered.  Harrison Consulting believes that worldwide containerized trade growth will revert to historical levels in the future.

●
Limited Supply of Existing Containers.  In late 2008 and throughout 2009, new container production was limited as shipping lines and container leasing companies virtually ceased ordering new equipment. As a result, according to Harrison Consulting, the world fleet of containers shrank by approximately 4%. Furthermore, while reduced demand for containers led to declining utilization rates during the first half of 2009, utilization rates for container leasing companies began to increase in the fourth quarter of 2009, and continued to increase in 2010 for most of our peer companies.

●
Significant Use of Leased Equipment.  Approximately 45% of the global container fleet of over 28 million TEUs is owned or managed by container leasing companies according to Harrison Consulting. We believe that the reliance on operating lessors increased in 2010 and that this is continuing into 2011 as our customers look for alternative sources of capital as well as the operational flexibility of leasing.

Our Assets

Our fleet of equipment consists of three types of container assets: refrigerated containers, dry freight containers and generator sets. These assets are either owned or managed by us on behalf of other third party owners. We lease our equipment to a diversified customer base of the world’s leading shipping lines. As of December 31, 2010, we operated approximately 520,113 containers and generator sets, representing 819,184 TEUs of containers and generator sets. As of December 31, 2010, the average age of our owned container fleet is 5.1 years.

Refrigerated Containers.  Refrigerated containers, or reefers, are insulated containers that include an integrated cooling machine. These containers are typically used to carry perishable cargo such as fresh and frozen produce, meat, poultry, fish and other temperature sensitive products.

Dry Containers.  A dry container is essentially a steel box with a set of doors on one end. Dry containers are the least-expensive type of intermodal container and are used to carry most types of freight.

Generator Sets.  Generator sets, or gensets, are portable diesel fueled generators used to power reefers. They can be used when reefers are transported by trucks. When a reefer is carried on a containership, it is usually plugged in to the containership’s main power supply.

Our containers are either owned by us or owned by third-parties and managed by us. The table below summarizes the composition of our total fleet by the type of unit as of December 31, 2010:

Container Fleet by Units

	Refrigerated	Dry	Gensets	Total
Operating Leases	29,912	52,464	2,773	85,149
Direct Finance Leases	17,870	217,375	2,655	237,900
Total Owned	47,782	269,839	5,428	323,049
Managed	29,911	165,735	1,418	197,064
Total Fleet	77,693	435,574	6,846	520,113

The table below summarizes the composition of our owned fleet by net book value as of December 31, 2010:

Container Fleet by Net Book Value ($ in thousands)

	Refrigerated	Dry	Gensets	Total
Operating Leases	$332,976	$128,916	$14,674	$476,566
Direct Finance Leases	165,496	334,891	15,771	516,158
Total Fleet	$498,472	$463,807	$30,445	$992,724

Lease Overview

We focus on leasing our containers on long-term leases. Substantially all of our new equipment is initially leased for terms of five to eight years and approximately 88.8% of our owned assets were on long-term and direct finance leases as measured by net book value. Approximately 6.2% of our assets as measured by net book value are leased on a short-term basis to satisfy customers’ peak or seasonal requirements, generally at higher rates than under long-term leases to reflect the added flexibility that short-term leases provide to our customers. As of December 31, 2010, the average remaining duration of the leases on our owned containers was 3.7 years, and our existing leases provided for total contractual cash flow of approximately $882 million (assuming early terminations only for which there are no penalties and no renewals).

We offer our customers both long-term operating leases as well as direct finance leases. Long-term operating leases are triple net leases (lessee pays rent as well as taxes, insurance and maintenance expenses that arise from the use of the leased equipment) with fixed per diems and typically have an initial term of five to eight years. Under operating leases, we bear the re-leasing and residual value risks. Long-term operating leases for our assets can contain an early termination provision allowing the lessee to return equipment prior to expiration of the lease upon payment of an early termination fee or a retroactively applied increase in lease payments. We have experienced minimal early returns of our equipment under our long-term leases, primarily because of the penalties involved. Additionally, customers may bear substantial costs related to repositioning and repair upon return of the equipment.

Under a direct finance lease, the customer commits to a fixed lease term and typically receives a bargain purchase option at the expiration of the lease. Under this type of lease, the substantive risks and rewards of equipment ownership are transferred to the lessee. The lease payments are segregated into principal and interest components similar to a loan. The interest component, calculated using the effective interest method over the term of the lease, is recognized by us as finance revenue. The principal component of the lease payments is reflected as a reduction to the net investment in the direct finance lease asset in our cash flow statement. As a result, we do not bear utilization or residual value risk for assets that are subject to direct finance leases.

Frequently, a lessee will retain long-term leased equipment well beyond the initial lease term. In these cases, long-term leases will be renewed at the then prevailing market rate, for one to five- year periods or as a direct finance lease. Over the last three years, our renewal rate averaged 85.0% of total units.

We believe that our fleet of reefers as well as our portfolio of long-term and direct finance leases has enabled us to maintain high and consistent historical utilization rates.  The average utilization rates for our total fleet as measured in units are as follows:

Average Utilization (Units)

	Q1	Q2	Q3	Q4	Year
2010	97.2%	98.2%	98.2%	98.1%	97.9%
2009	97.5%	96.7%	95.6%	96.3%	96.5%
2008	98.5%	98.0%	98.3%	98.1%	98.2%

Lease rentals are typically calculated on a per diem basis, regardless of the term of the lease. Our leases generally provide for monthly billing and require payment by the lessee within 60 days after presentation of an invoice. Typically, the lessee is responsible for payment of all taxes, handling charges and other charges arising out of use of the equipment and must carry specified amounts of insurance to cover physical damage to and loss of equipment, as well as bodily injury and property damage to third parties. In addition, our leases usually require lessees to repair any damage to the containers other than normal wear and tear. Lessees are also required to indemnify the lessor of the equipment against losses arising from accidents and other occurrences involving the leased equipment. All of our operating leases, both short-term and long-term, generally set forth a list of locations where lessees may return equipment, along with any monthly quantity return limits. In addition, our containers typically remain on-hire at the contractual per diem rate for an additional six to twelve months beyond the end of the contractual lease term due to the logistical requirements of our customers having to return containers to specific drop-off locations.

Marketing and Customer Service

We lease our containers to a diversified customer base of over 160 shipping lines throughout the world, including all of the world’s 20 largest international shipping lines.  Our global sales and customer service force is responsible for developing and maintaining relationships with senior operations staff at our shipping line customers, negotiating lease contracts and maintaining day-to-day coordination with operating level staff at our customers.  This close customer communication allows us to negotiate lease contracts that satisfy both our financial return requirements and our customers’ operating needs and ensures that we are aware of our customers’ potential equipment shortages and that they are aware of our available container inventories.

Operations

All container equipment, whether owned or managed, is operated as a single fleet.  We are responsible for providing marketing, billing and collection services as well as arranging for the repair of all equipment in the fleet that is not on lease.  To the extent that equipment is managed for other third party investors, these investors bear the risks of equipment ownership.  We remit the revenues earned by their equipment, net of any operating expenses and bad debts related to their equipment. In addition, they receive the proceeds from the sale of their equipment at the end of its useful life.  In return for these management services, we earn management fees based on the net operating income of the fleet.

Depots.  We have relationships with 193 depot facilities and operate in all major containerized transportation markets throughout the world.  Depots are facilities owned by third parties at which containers and other items of transportation equipment are stored, maintained and repaired.  We utilize independent agents/depots to handle and inspect containers delivered to, or returned by lessees, as well as to store containers that are not leased and to perform maintenance and repairs.  Some agents are paid a fixed monthly retainer to defray recurring operating expenses and some are paid a minimum level of commission income.  In addition, we generally reimburse our agents for incidental expenses.

Repositioning and Other Operating Expenses.  If lessees return a large number of units to a location with a larger supply than demand, we, as the owner of equipment, may incur additional expenses in repositioning the equipment to a more favorable location.  In addition, there are other operating expenses associated with the containers, such as costs of maintenance and repairs not required to be made by lessees, agent fees, depot expenses for handling, inspection and storage, and insurance coverage in excess of that maintained by the lessee.

Maintenance, Repairs and Refurbishment.  As containers age, the need for maintenance increases.  Our customers are generally responsible for maintenance and repairs of equipment other than normal wear and tear.  When normal wear and tear or other damage is extensive, the container is usually sold or scrapped since major repairs are typically not cost effective.

Redeployment and Disposition of Containers.  Containers that were previously on lease are generally redeployed by us under new leases or are sold by us to shipping or transportation companies for continued use in the intermodal transportation industry or to secondary market buyers such as wholesalers, depot operators, mini-storage operators, construction companies and others, for use as storage sheds and similar structures.  The presence of our dedicated resale team in Europe, Asia, North and South America allows us to sell our used containers directly to the retail market that generally commands higher pricing.

The decision to sell depends on the equipment’s condition, remaining useful life and suitability for continued leasing or for other uses, as well as prevailing local market resale prices and an assessment of the economic benefits of repairing and continuing to lease the equipment compared to the benefits of selling.

The selling price of a container will depend upon, among other factors, its mechanical or economic obsolescence, its physical condition and its location. While there have been no major technological advances in the history of dry freight containerization that have made active dry freight equipment obsolete, several changes in standards have decreased the demand for older equipment, such as the increase in the standard height of containers from 8 feet to 8 1/2 feet in the early 1970s, and for 20 foot long containers, an increase in the gross weight rating to 30 tons from 24 tons. In addition, 40 foot long containers are manufactured to a standard height of 8 1/2 feet as well as to a height of 9 1/2 feet (also referred to as a “high cube”). While containers of both heights continue to be manufactured, 40 foot long high cube containers have become more popular recently.

Our Suppliers

We purchase the majority of our containers in China.  We primarily use three large manufacturers of reefers and three large manufacturers of dry freight containers.  Four companies are active in manufacturing the refrigeration units for reefers.  Our technical staff reviews the designs for our containers and periodically audits the production facilities of our suppliers.  In addition, we use our Asian operations group and third-party inspectors to visit factories when our containers are being produced to provide an extra layer of quality control.  We have long relationships with all of our major container suppliers.

Competition

We are one of the world’s largest container lessors and the world’s largest lessor of reefers.  According to Harrison Consulting, as of December 31, 2010, we had approximately 27% of the refrigerated containers market share based on TEUs and our share of the total container market was approximately 9% based on replacement cost.  We compete with several other major container leasing companies, many smaller leasing companies, manufacturers of container equipment, financial institutions such as banks, promoters of container ownership and leasing as a tax shelter investment, shipping lines, which sometimes lease their excess container stock, and suppliers of alternative types of equipment for freight transport. The top five container leasing companies control approximately 64% of the total equipment held by all container leasing companies based on TEUs. It is common for the shipping lines to utilize several leasing companies to meet their container needs.

Our competitors compete with us in many ways, including pricing, lease flexibility, supply reliability, customer service and access to capital.  While we compete aggressively on price, we believe that our reliable supply of containers, in-depth customer knowledge and high level of customer service are often defining factors in winning business.  We invest heavily to ensure adequate container availability in high demand locations, dedicate large portions of our organization to building customer relationships and maintain close day-to-day coordination with our customers’ operating staffs.  We believe that our close customer relationships, experienced staff, reputation for market leadership, scale efficiencies and proprietary systems provide important competitive advantages.

Environmental and Other Regulations

We are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants to air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites.  Under some environmental laws in the United States and certain other countries, the owner or operator of a container may be liable for environmental damage, cleanup or other costs in the event of a spill or discharge of material from the container without regard to the fault of the owner or operator.  We could incur substantial costs, including cleanup costs, fines and third-party claims for property or natural resource damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations in connection with our or our lessee’s current or historical operations.  While we typically maintain liability insurance coverage and typically require our lessees to provide us with indemnity against certain losses, the insurance coverage is subject to large deductibles, limits on maximum coverage and significant exclusions and may not be sufficient or available to protect against any or all liabilities and such indemnities may not cover or be sufficient to protect us against losses arising from environmental damage.

Many countries, including the United States, restrict, prohibit or otherwise regulate the use of certain kinds of refrigerants. The refrigerant specified by virtually all reefer box operators is R134a (also known as HFC134a). R134a is used in substantially all of our reefers.  Regulation of refrigerants may become stricter in the future and R134a may, at some point, become due for replacement and phase-out.  Market pressure or government regulation of refrigerants and synthetic insulation materials may require reefers using non-conforming substances to be retrofitted with refrigerants deemed to be less destructive to atmosphere ozone at substantial cost to us.  In addition, reefers that are not retrofitted may command lower prices in the market for used containers once we retire these containers from our fleet.

Insurance

Lessees and storage depots generally must either carry physical damage and liability insurance providing primary insurance coverage for loss and damage to the containers, cargo, and third parties while the containers are in their care, custody and control or provide proof of creditworthiness to self insure. In addition, we maintain liability coverage, including contingent liability coverage for any claims or losses, including while the containers are on-hire to a lessee or otherwise in the possession of a third party.

Existing insurance guidelines for lessees are explicitly stated in each lease and we require certificates evidencing lessees’ insurance prior to delivery of containers.  Minimum insurance guidelines generally requested in most of the lease agreements are as follows:

●	All Risks Physical Damage Insurance in an amount equal to 100% of the replacement value of all equipment leased thereunder while on land, afloat, in transit, or at rest anywhere in the world.

●
Comprehensive General Liability Insurance, including contractual liability against claims for bodily injury or death and property damage, including cargo damage, in an amount not less than $1 million combined single limit.

The insurance companies from which the policies are purchased must be acceptable to us. To the extent any claim is not recovered by the policy, the lessee remains liable for the full amount of the claim. We do not offer any insurance product except, in limited instances, a Damage Protection Plan (DPP) which covers certain damages to the containers. The precise nature and amount of such insurance may vary from lessee to lessee. Some lessees may also be self-insured.

Credit Process

We maintain detailed customer credit records. Our credit policy sets maximum exposure guidelines for each customer. Credit criteria may include, but are not limited to financial strength, customer trade route, country, social and political climate, assessments of net worth, asset ownership, bank and trade credit references, credit bureau reports, operational history and payment history with us.

We have benefited from strong credit performance.  The table below shows write-offs, net of recoveries, as a percentage of net billings over the last five years.  The figures below are adjusted to coincide with the year of default.

Net Write-Offs as a Percentage of Net Billings

2006	2007	2008	2009	2010
0.10%	0.59%	0.86%	0.79%	0.00%

We believe that this strong credit performance is due to our comprehensive credit underwriting and monitoring in addition to certain attributes of our business including the size and quality of our customers and our ability to recover containers and remarket them in default situations.

In some cases, we seek to reduce credit risk by maintaining insurance coverage against customer insolvency and related equipment losses. We maintain contingent physical damage, recovery and loss of revenue insurance, which provides coverage upon the occurrence of a customer’s insolvency, bankruptcy or default giving rise to our demand for return of all of our equipment. Subject to the applicable deductible, the policy covers the cost of recovering our equipment from the customer, including repositioning cost, damage to the equipment and the value of equipment which could not be located or was uneconomical to recover. It also covers a portion of the equipment leasing revenues that we might lose as a result of the customer’s default (i.e., up to 180 days of lease payments following an occurrence under the policy).

This insurance policy provides coverage for both the equipment owned by us and the equipment we manage for third party investors. We are reimbursed for the premiums related to the portion of the coverage related to the managed equipment. Any losses related to managed equipment in excess of the amounts due from the insurance coverage are the responsibility of the third party investor.

Customer Concentration

Revenue from our ten largest customers represented 64% of revenue for the year ended December 31, 2010.  Although each individual lease covers a distinct group of containers and no single lease with any customer contributed more than 5% of our revenue, for the year ended December 31, 2010, the aggregate revenue from CSAV, our single largest customer, accounted for approximately 16% of our revenue for the year ended December 31, 2010.  In addition, Mediterranean Shipping and CMA-CGM accounted for approximately 14% and 10%, respectively, of our revenue for the year ended December 31, 2010.

Our customers use containers to conduct their global trading operations which utilize a vast network of worldwide trade routes. We earn our revenues from such customers when the equipment is in use carrying cargo around the world. Substantially all of our revenues are denominated in U.S. dollars.  All of our containers are used internationally and no one container is domiciled in one particular place for a prolonged period of time.  As such, substantially all of our long-lived assets are considered to be international with no single country of use.

Systems and Information Technology

We have fully integrated equipment fleet management systems. Our systems track all of our assets individually by unit number, provide design specifications for the equipment, track on-hire and off-hire transactions, match each on-hire asset to a lease contract and each off-hire asset to a depot contract, maintain the major terms for each lease contract, track accumulated depreciation, calculate the monthly bill for each customer and track bills for equipment repairs. Our systems are EDI capable, which means they can receive and process container activity transactions electronically.

Employees

As of December 31, 2010, we employed 75 people, in seven offices worldwide.  We believe that our relations with our employees are good.  We are not a party to any collective bargaining agreements.

ITEM 1A.  RISK FACTORS

The section below discusses the most significant risks that may materially affect our business, results of operations and financial condition. Because of the following risks, as well as other factors affecting the Company’s business, results of operations and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business

Global economic growth and the volume of world trade are critical factors affecting demand for containerized leasing, and a decline in world trade can adversely affect our business.

Demand for leasing our containers depends largely on the extent of world trade and economic growth, with U.S. consumer demand being the most critical factor affecting this growth. Economic downturns in one or more countries, particularly in the United States, the European Union, Asia and other countries and regions with consumer-oriented economies, have in the past, and in the future could, reduce world trade volume and/or demand by container shipping, rail and trucking lines for leased containers. Cyclical recessions can negatively affect lessors’ operating results because during economic downturns or periods of reduced trade, shipping lines tend to lease fewer containers and related assets or lease containers only at reduced rates, and tend to rely more on their own equipment and fleets to satisfy a greater percentage of their requirements. Thus, decreases in the volume of world trade may adversely affect our leased asset utilization and lease rates and lead to reduced revenue, reduced capital investment, increased operating expenses (such as storage and positioning) and reduced financial performance.

The recent global recession, which began in 2008 and deepened in 2009, demonstrated the negative impact that an economic downturn can have on our business. As a result of that downturn, container trade decreased by approximately 7% during the year ended December 31, 2009.  This led to reduced demand for containers, lower utilization and lease rates and adversely affected our results of operations. Although the containerized trade market has recovered, we cannot assure you that any recovery will continue, and further cannot predict whether, or when, any future economic downturns will occur. If demand for container shipping recovers more slowly than we anticipate, or if demand starts to decrease again, our financial performance may be adversely affected, and the impact to our financial results could be significant.

The demand for leased containers depends on many economic, political and other factors beyond our control and these factors may adversely affect our business.

We believe that a substantial amount of our leasing business involves shipments of goods exported from Asia. As a result, a negative change in economic conditions in any Asia Pacific country, particularly in China or Japan, may have an adverse affect on our business and results of operations, as well as our future prospects. In particular, in recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product and has become one of the world’s largest and fastest growing exporters. We cannot assure you that such growth will be sustained or that the Chinese economy will not experience slower or negative growth in the future, or that trade relations with China will not deteriorate. Moreover, if changes in exchange rates between the Chinese yuan and other currencies were to occur, the growth of Chinese exports could be affected. In addition, from time to time, there have been other disruptions in Asia, such as health scares, including SARS and avian flu, financial markets turmoil, natural disasters and political instability in certain countries. If these events were to occur in the future, they could adversely affect our lessees, a number of whom are entities domiciled in Asian countries, and the general demand for shipping and lead to reduced demand for leased containers or otherwise adversely affect us.

Other general factors affecting demand, utilization and per diem rates for leased containers include the following:

●	the available supply and prices of new and used containers;

●	the availability and terms of equipment financing;

●	fluctuations in interest rates and foreign currency values;

●	economic conditions, and competitive pressures and consolidation in the shipping industry;

●	the globalization of manufacturing;

●	changes in the operating efficiency of our customers;

●	fluctuations in supply and demand for products suitable for shipping in containers;

●	fuel costs and their impact on overall transportation costs;

●	developments in international trade and shifting trends and patterns of cargo and trucking traffic;

●	the price of steel and other raw materials;

●
acts of God such as droughts, storms, or other natural disasters such as the recent earthquake in Chile, which is reported to have damaged shipping ports and disrupted agricultural and fishing operations, flu or other pandemics that result in economic disruptions that may disrupt or interfere with trade or otherwise affect local and global economies;

●	overcapacity or undercapacity of the container manufacturers;

●	the lead times required to purchase containers;

●	the number of containers purchased by competitors and lessees;

●	increased repositioning by container shipping lines of their own empty containers, as the case may be, to higher-demand locations in lieu of leasing equipment from us;

●	consolidation or withdrawal of individual lessees in the container shipping industry;

●	import/export tariffs, trade barriers and restrictions;

●	customs procedures, foreign exchange controls and other environmental and regulatory developments; and

●	global and regional economic and political conditions.

All of these factors are inherently unpredictable and beyond our control. These factors will vary over time, often quickly and unpredictably, and any change in one or more of these factors may have a material adverse effect on our business and results of operations. Many of these factors also influence the decision by current and potential customers to lease our containers. Should one or more of these factors influence current and potential customers to buy a larger percentage of the container assets they operate, our utilization rate could decrease, resulting in decreased revenue, increased storage and repositioning costs, and as a result, lower operating cash flow.

Our ability to grow our business depends on a continuing recovery of global demand for containers.

Our ability to grow our business depends on a continuing recovery of global demand for containers. Although we have begun to see signs of recovery in containerized trade volume and our utilization rate, this recovery may not continue as rapidly and strongly as anticipated or at all. If demand for container shipping does not continue to recover as we expect, or if demand starts to decrease again, it is possible we may not be able to grow our business and our results of operations may be adversely affected for several years.

Volatile macroeconomic and business conditions have and could continue to negatively impact our business.

The global financial markets recently have undergone and may continue to experience significant volatility and disruption.  The sustainability of an economic recovery is uncertain and additional macroeconomic, business and financial disruptions could have a material adverse effect on our business, cash flows and financial condition, as well as our future prospects. Continued issues involving liquidity and capital adequacy affecting lenders could affect our ability to fully access our credit facilities or obtain additional debt and could affect the ability of our lenders to meet their funding requirements when we need to borrow. Further, the volatility in the equity markets may make it difficult in the future for us to access the equity markets for additional capital at attractive prices, if at all. The recent credit crisis in Greece, for example, and concerns over debt levels of certain other European Union member states, increased volatility in global credit and equity markets. If we are unable to access existing credit, obtain new credit or access the capital markets, our business could be negatively impacted, as could our ability to pay dividends. See “We intend to incur substantial additional debt and issue substantial additional equity in order to expand our business and pay dividends.”

We further believe that many of our customers are reliant on liquidity from global credit markets and, in some cases, require external financing to fund a portion of their operations. As a consequence, if our customers lack liquidity, it would likely negatively impact their ability to pay amounts due to us.

These and other factors affecting the container industry are inherently unpredictable and beyond our control.

Equipment prices and lease rates may decrease, which may adversely affect our earnings.

Container lease rates depend on the cost of the container, the type and length of the lease, the type and age of the container equipment, competition, the location of the container being leased, and other factors more fully discussed herein. Because steel is the major component used in the construction of new containers, the price for new containers, as well as prevailing lease rates, are both highly correlated with the price of steel. In the late 1990s, new equipment prices and lease rates declined due to, among other factors, a drop in worldwide steel prices and a shift in container manufacturing from Taiwan and Korea to areas with lower labor costs in mainland China. Such factors, among others, may cause container prices and leasing rates to fall again. In 2009, new equipment prices and lease rates declined due to a lack of demand for containerized cargo. However, in 2010, new equipment prices and lease rates increased due to a shortage of production capacity and increased demand for containers.

In addition, lease rates can be negatively impacted by the entrance of new leasing companies, overproduction of new containers by factories and over-buying by shipping lines and leasing competitors. For example, during 2001 and 2005, overproduction of new containers, coupled with a build-up of container inventories in Asia by leasing companies and shipping lines, led to decreasing prices and utilization rates. In the event that the container shipping industry were to be characterized by over-capacity in the future, or if available supply of intermodal assets were to increase significantly as a result of, among other factors, new companies entering the business of leasing and selling intermodal equipment, both utilization and lease rates can be expected to decrease, thereby adversely affecting the revenues generated by our container leasing business.

We face extensive competition in the container leasing industry, and if we are not able to compete successfully, our business will be harmed.

The container leasing industry is highly competitive. We compete with many domestic and foreign container leasing companies, many smaller lessors, financial institutions such as banks, promoters of container ownership, shipping lines, which sometimes lease their excess container stocks, and suppliers of alternative types of equipment for freight transport. Some of these competitors may have large, underutilized inventories of containers, which could lead to significant downward pressure on lease rates, asset utilization and operating margins.

Competition among container leasing companies depends upon many factors, including, among others, lease rates, lease terms (including lease duration, drop-off restrictions and repair provisions), customer service, and the location, availability, quality and individual characteristics of equipment as well as quality and experience of an equipment manager. New entrants into the leasing business have been attracted by the high rate of containerized trade growth in recent years, and new entrants have generally been less disciplined, in our opinion, than we are in pricing and structuring leases. As a result, the entry of new market participants together with the already highly competitive nature of our industry, may undermine our ability to maintain a high level of asset utilization or, alternatively, could force us to reduce our pricing and accept lower revenue and profit margins in order to achieve our growth plans.

Our customers may decide to buy rather than lease containers, which would adversely affect our earnings.

We, like other suppliers of leased containers, are dependent upon decisions by shipping lines to lease rather than buy their containers. If shipping lines decide to buy a larger percentage of the containers they operate, our utilization rates would decrease, resulting in decreased leasing revenue, increased storage and repositioning costs and lower operating cash flow. Most of the factors affecting the decisions of our customers, including whether to lease or buy their equipment, are outside our control. See “The demand for leased containers depends on many economic, political and other factors beyond our control and these factors may adversely affect our business.”

While the percentage of containers leased compared with the percentage of containers owned by shipping companies has been fairly steady historically, several factors may cause the percentage of leased containers to decrease in the future. These factors include, among other things, access of shipping lines to lower-cost bank financing, the consolidation of the shipping industry and improvements in information technology. The materialization of any of such trends could negatively affect our business.

Lessee defaults and terminations of agreements by our customers may adversely affect our financial condition, results of operation and cash flow by decreasing revenue and increasing storage, positioning, repair, collection and recovery expenses.

Our containers are leased to numerous customers. Lease payments and other compensation, as well as indemnification for damage to or loss of leased containers, is generally payable by the end users under leases and other arrangements. Inherent in the nature of the leases and other arrangements for use of the containers is the risk that once a lease is consummated, we may not receive, or may experience delay in realizing, all of the compensation and other amounts to be paid in respect of the leased containers. Furthermore, not all of our customers provide detailed financial information regarding their operations. As a result, customer risk is in part assessed on the basis of our customers’ reputation in the market, and there can be no assurance that they can or will fulfill their obligations under the contracts we enter into with them. Our customers could incur financial difficulties, or otherwise have difficulty making payments to us when due for any number of factors which may be out of our control and which we may be unable to anticipate. If a sufficient number of our customers were to default or were to terminate or restructure their agreements with us, in particular one or more of our largest customers, it could have a material adverse effect on our results of operation. We do not maintain any credit insurance with respect to non-payment of receivables by our lessees. A delay or diminution in amounts received under the leases and other arrangements could adversely affect our business and financial prospects and our ability to make payments on our debt or to pay dividends to our shareholders.

In general, the profitability of our shipping line customers deteriorated significantly in 2008 due to decreasing freight rates caused by excess vessel capacity and most major shipping lines recorded large financial losses in 2009. These losses increased the risk of default by our customers. While most of our customers have reported improving financial performance and productivity, we cannot be assured this will continue in the future.

The cash flow from our containers, principally lease rentals, management fees, and proceeds from the sale of owned containers, is affected significantly by the ability to collect payments under leases and other arrangements for the use of the leased equipment and the ability to replace cash flows from terminating leases by re-leasing or selling leased equipment on favorable terms. All of these factors are subject to external economic conditions and the performance by lessees and service providers that will not fully be within our control.

When lessees default, we may fail to recover all of our leased containers, and the containers we do recover may be returned in damaged condition or to locations where we will not be able to efficiently re-lease or sell them. We may have to repair and reposition such recovered containers to other places where we can re-lease or sell them, which could be expensive depending on the locations and distances involved. As a result, we may lose lease or management revenues and incur additional operating expenses in repossessing, repositioning, repairing and storing the equipment.

We depend on a limited number of customers for a substantial portion of our revenue, and the loss of, or a significant reduction in revenue resulting from a default by, any key customer could significantly reduce our revenue.

A significant portion of our revenue is derived from a relatively small number of customers. We earned approximately 64%, 61% and 64% of revenues from our top ten customers for the years ended December 31, 2010, 2009 and 2008, respectively.  Although each individual lease covers a distinct group of containers and no single lease with any customer contributed more than 5% of our revenue for the year ended December 31, 2010, the aggregate revenue from CSAV, our single largest customer, accounted for approximately 16% of our revenue for the year ended December 31, 2010.  In addition, Mediterranean Shipping and CMA-CGM accounted for approximately 14% and 10%, respectively, of our revenue for the year ended December 31, 2010.  Our operating results in the foreseeable future will continue to depend on our ability to enter into agreements with these customers.  The loss of, or a significant reduction in revenue from, any of our key customers, or a default by any key customers on its obligations under any contract with us, or the restructuring of lease agreements due to economic circumstances facing our customers would significantly reduce our revenue and adversely affect our business.

In addition, some of the contracts under which we lease our containers contain early termination provisions. Although in the past we have experienced minimal early returns due in part to penalties including early termination fees and costs associated with repairs and repositioning upon return borne by lessees, we cannot assure you that the number of leases that our customers terminate early will not increase in the future. This increase could happen due to any number of factors that are outside of our control, such as financial difficulty or a business downturn experienced by any of our customers. We may also elect to terminate leases with a customer and demand the immediate redelivery of our containers due to non-payment or other defaults, which would significantly reduce our revenue and adversely impact our business.

The volatility of the residual value of containers upon expiration of their leases or at the time of their sale could adversely affect our operating results.

Although our operating results primarily depend upon equipment leasing, profitability is also affected by the residual values (either for sale or re-leasing) of the containers upon expiration of their leases or at the time of their sale. These values, which can vary substantially, depend upon, among other factors:

●	the age of our equipment;

●	expenses associated with off-hire, storage, repair, repositioning and re-marketing of returned equipment;

●	prevailing economic conditions;

●	supply and demand for similar types of equipment;

●	the current cost of comparable new equipment, which is partially dependent on raw material costs including steel;

●	changes in lessees’ requirements;

●	the availability of used equipment;

●	rates of inflation; and

●	the obsolescence of certain types of equipment in our fleet.

Most of these factors are outside of our control.  Operating leases, under which we derived 53% of our revenue for the year ended December 31, 2010, are subject to greater residual risk than direct finance leases because we own the containers at the expiration of an operating lease term. If the residual value of our assets during any period proves lower than anticipated, our operating results may be adversely affected. Furthermore, we base our decision to invest in new containers in part on our expectations of our ability to sell or re-lease existing assets. To the extent we fail to anticipate the degree to which we need to replace existing assets, we may not have sufficient assets to meet demand and would therefore forgo revenues.

Changes in market price, availability or transportation costs of equipment manufactured in China could adversely affect our ability to maintain our supply of containers.

Changes in the political, economic or financial conditions of China, which could increase the market price, availability or transportation costs of containers, could adversely affect our ability to maintain our supply of equipment. China is currently the largest container producing nation in the world. We currently purchase the vast majority of our containers from manufacturers in China. In the event that it were to become more expensive for us to procure containers in China or to transport these containers at a low cost from China to the locations where they are needed, because of changes in exchange rates between the U.S. Dollar and Chinese Yuan, further consolidation among container suppliers, a shift in United States trade policy towards China, increased tariffs imposed by the United States or other governments, increased fuel costs, a significant downturn in the political, economic or financial conditions in China, or for any other reason, we would have to seek alternative sources of supply. We may not be able to make alternative arrangements quickly enough to meet our equipment needs, and any alternative arrangements may increase our costs.

We depend on key personnel, and we may not be able to operate and grow our business effectively if we lose the services of any of our key personnel or are unable to attract qualified personnel in the future.

The success of our business is heavily dependent on our ability to retain our current management and other key personnel and to attract and retain qualified personnel in the future. In particular, we are dependent upon the management and leadership of Joseph Kwok. Competition for senior management personnel is intense, and we may not be able to retain our personnel. The loss of key personnel could affect our ability to run our business effectively. Although we have entered into at will employment agreements with certain of our key personnel, these agreements do not ensure that our key personnel will continue in their present capacity with us for any particular period of time. Although Mr. Kwok also serves as the Chairman of Seacastle Inc., the parent company of our Initial Shareholder, and as the Chairman of Seacastle Holdings LLC, a wholly owned subsidiary of our Initial Shareholder, he is required to devote 80% or more of his time and attention to our business. We do not have key man insurance for any of our current management or other key personnel. The loss of any key personnel requires the remaining key personnel to divert immediate and substantial attention to seeking a replacement. An inability to find a suitable replacement for any departing executive officer on a timely basis could adversely affect our ability to operate and grow our business.

The international nature of the industry exposes us to numerous risks.

Our ability to enforce lessees’ obligations under our leases for use of our containers will be subject to applicable law in the jurisdictions in which enforcement is sought or the country of domicile of the lessee. Our containers are manufactured primarily in China and are predominantly used on international waterways, and our lessees are domiciled in many different countries. It is not possible to predict, with any degree of certainty, the jurisdictions in which enforcement proceedings may be commenced. For example, repossession from defaulting lessees may be difficult and more expensive in jurisdictions whose laws do not confer the same security interests and rights to creditors and lessors as those in the United States and in jurisdictions where recovery of equipment from the defaulting lessee is more cumbersome. As a result, the relative success and expedience of enforcement proceedings with respect to the containers in various jurisdictions also cannot be predicted. As more of our business shifts to areas outside of the United States and Europe, such as China, it may become more difficult and expensive to enforce our rights and recover our containers. If the number and size of defaults increases in the future, and if a large percentage of the defaulted containers are located in countries with less developed legal systems, losses resulting from recovery payments and unrecovered containers could be large and could negatively impact our profitability.

We are also subject to risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. These risks include:

●	regional or local economic downturns;

●	changes in governmental policy or regulation;

●	restrictions on the transfer of funds into or out of the country;

●	potential liabilities relating to foreign withholding taxes;

●	compliance with U.S. Treasury sanctions regulations restricting doing business with certain nations or specially designated nationals;

●	compliance with the Foreign Corrupt Practices Act;

●	import and export duties and quotas;

●	domestic and foreign customs and tariffs;

●	military outbreaks or terrorist attacks;

●	government instability;

●	nationalization of foreign assets;

●	government protectionism;

●	compliance with export controls, including those of the U.S. Department of Commerce;

●	compliance with import procedures and controls, including those of the U.S. Department of Homeland Security;

●	potentially negative consequences from changes in tax laws;

●	higher interest rates;

●	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

●	labor or other disruptions at key ports;

●	difficulty in staffing and managing widespread operations; and

●	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions.

Any one of these factors could impair our current or future international operations and, as a result, harm our overall business, financial condition and results of operations.

We may incur costs and business disruptions associated with new security regulations regarding our containers.

We are, and will likely continue to be, subject to regulations promulgated in various countries, including the United States, seeking to protect the integrity of international commerce and prevent the use of containers for international terrorism or other illicit activities. For example, the Container Security Initiative, the Customs-Trade Partnership Against Terrorism and Operation Safe Commerce are among the programs administered by the U.S. Department of Homeland Security that are designed to enhance security for cargo moving throughout the international transportation system by identifying existing vulnerabilities in the supply chain and developing improved methods for ensuring the security of containerized cargo entering and leaving the United States, including pre-screening containers that pose a risk at the port of departure prior to arrival at U.S. ports and/or the use of conveyance security devices. Moreover, the International Convention for Safe Containers, 1972 (CSC), as amended, adopted by the International Maritime Organization, applies to new and existing containers and seeks to maintain a high level of safety of human life in the transport and handling of containers by providing uniform international safety regulations. Inspection procedures can result in the seizure of contents of our containers, delays in the loading, offloading or delivery and, in some instances, the levying of customs duties, fines or other penalties against container operators and owners. Changes to inspection procedures could also impose additional costs and obligations on our lessees and may, in certain cases, render the shipment of certain types of cargo uneconomic or impractical.

As these regulations develop and change, we may incur increased compliance costs due to the acquisition of new, compliant containers and/or the adaptation of existing containers to meet any new requirements imposed by such regulations. Additionally, certain companies are currently developing or may in the future develop products designed to enhance the security of containers transported in international commerce. Regardless of the existence of current or future government regulations mandating the safety standards of intermodal shipping containers, our competitors may adopt such products or our customers may require that we adopt such products in the conduct of our container leasing business. In responding to such market pressures, we may incur increased costs, which could have a material adverse effect on our financial condition and results of operations.

Terrorist attacks could negatively impact our operations and our profitability and may expose us to liability and reputational damage.

Terrorist attacks may negatively affect our operations and your investment. Such attacks in the past have caused uncertainty in the world financial markets and economic instability in the United States and elsewhere, and further acts of terrorism, violence or war could similarly affect world financial markets and trade, as well as the industries in which we and our customers operate. In addition, terrorist attacks or hostilities may directly impact ports our containers come in and out of, depots, our physical facilities or those of our suppliers or customers and could impact our sales and our supply chain. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. A severe disruption to the worldwide ports system and flow of goods could result in a reduction in the level of international trade in which our containers are involved and lower demand for containers. The consequences of any terrorist attacks or hostilities are unpredictable, and we may not be able to foresee events that could have an adverse effect on our operations or your investment.

It is also possible that our containers could be involved in a terrorist attack. Although our lease agreements require our lessees to indemnify us against all damages arising out of the use of our containers, and we carry insurance to potentially offset any costs in the event that our customer indemnifications prove to be insufficient, we may not be fully protected from liability arising from a terrorist attack which utilizes our containers. In addition, any terrorist attack involving any of our containers may cause reputational damage, or other losses, which could be catastrophic to our business.

Environmental liability may adversely affect our business and financial condition.

Like other companies, we are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those regulating discharges to air and water, health and safety and the use and disposal of hazardous substances. We and the third party equipment owners could incur substantial costs, including cleanup costs, fines and third-party claims for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations in connection with our current or historical operations. Under some environmental laws in the United States and certain other countries, the owner of a leased container may be liable for environmental damage, cleanup or other costs in the event of a spill or discharge of material from a container without regard to the owner’s fault. While we maintain insurance and require lessees to indemnify us against certain losses, such insurance and indemnities may not cover or be sufficient to protect us and our third party equipment owners against losses arising from environmental damage.

Moreover, environmental laws are subject to frequent change and have tended to become more stringent over time. For example, the refrigerant specified by virtually all reefer box operators and used in substantially all of our reefers is R134a (also known as HFC134a). R134a, like other refrigerants used before R134a became the industry standard, may, at some point, become due for replacement and phase-out. Market pressure or government regulation of refrigerants and synthetic insulation materials may require reefers using non-conforming substances to be retrofitted with refrigerants deemed to be less destructive to atmosphere ozone at substantial cost to us. Regulatory initiatives in the European Union and California to phase out R134a in automotive cooling systems may in the future increase pressure on the continued use of R134a in reefers. In addition, reefers that are not retrofitted may command lower prices in the market for used containers once we retire these containers from our fleet.

Increased concerns over climate change and current and future regulation of greenhouse gas emissions could have a material effect on our business. Regulatory initiatives at international, national and local levels to reduce the emission of greenhouse gasses could increase the cost of container shipping and the demand for our containers. Concerns over climate change could also favor competing local products over products shipped over long distances. In addition, the effects of climate change may produce more variable or severe weather events that can adversely affect marine shipping. Each of these events could increase our cost of operations or affect our profitability.

These or other additional environmental laws and regulations may be adopted that could limit our ability to conduct business or increase the cost of our doing business, which may have a materially negative impact on our business, results of operation and financial condition. New regulations could diminish the resale value or useful lives of our containers, require us to retrofit our assets for continued use, or other operational changes or restrictions. For example, restrictions could be imposed on the use of certain woods in container flooring. Additionally, environmental-related laws and regulations may prohibit or restrict shipment of certain cargos that could impact the use of our containers. For example, the Lacey Act prohibits the importation of certain protected woods into the United States.

Certain liens may arise on our equipment.

Substantially all of our container assets currently are subject to liens relating to existing financing arrangements and, in the event of a default under any of those arrangements, the lenders thereunder would be permitted to take possession of or sell our container assets.

In addition, depot operators, repairmen, transporters, vessel mortgagees and other parties may come into possession of our containers from time to time and have sums due to them from the lessees or sublessees of the containers. In many jurisdictions, a maritime lienholder may enforce its lien by arresting a containership through foreclosure proceedings. In the event of nonpayment of those charges by the lessees or sublessees, we may be delayed in, or entirely barred from, repossessing the containers or be required to make payments or incur expenses to discharge such liens on the equipment.

The lack of an international title registry for containers increases the risk of ownership disputes.

Although the Bureau International des Containers registers and allocates a unique four letter prefix to every container in accordance with ISO standard 6346 (Freight container coding, identification and marking) there is no internationally recognized system of recordation or filing to evidence our title to containers nor is there an internationally recognized system for filing security interest in containers. While this has not historically been an issue, the lack of a title recordation system with respect to containers could result in disputes with lessees, end-users, or third parties, such as creditors of end-users, who may improperly claim ownership of the containers, especially in countries with less developed legal systems.

Container investors may elect not to have us manage their containers, which could adversely affect our business, results of operations and financial condition.

A percentage of our revenue is attributable to management fees earned on services related to the leasing of containers owned by container investors. Our ability to continue to retain and attract management contracts depends upon a number of factors, including our ability to lease and release containers on attractive lease terms, to maintain a high utilization rate for our owned and managed fleets, to efficiently manage the billing, collection, repositioning, maintenance and repair, storage and disposition of containers and the management fees that we charge. In the event container investors believe another container leasing company can better provide stable and attractive rates of return on their investment, we may lose management contract opportunities in the future, which could adversely affect our business, results of operations and financial condition.

We could face litigation involving our management of containers for container investors.

We manage containers for third-party container owners under management agreements that are negotiated with each container investor. We make no assurances to container investors that they will make any amount of profit on their investment or that our management activities will result in any particular level of income or return of their initial capital, although some of these agreements do contain provisions that permit owners to terminate them if certain performance metrics are not met during relevant time periods. As the number of containers that we manage for container investors increases, the possibility that we may be drawn into litigation and/or arbitration relating to these managed containers may also increase. Although our management agreements contain contractual protections and indemnities that are designed to limit our exposure to such litigation, such provisions may not be effective and we may be subject to a significant loss in a successful litigation by a container investor.

Manufacturers of our equipment may be unwilling or unable to honor manufacturer warranties covering defects in our equipment.

We obtain warranties from the manufacturers of our equipment. When defects in the containers occur, we work with the manufacturers to identify and rectify the problem. However, there is no assurance that manufacturers will be willing or able to honor warranty obligations. If defects are discovered in containers that are not covered by manufacturer warranties, we could be required to expend significant amounts of money to repair the containers and/or the useful life of the containers could be shortened and the value of the containers reduced, all of which could adversely affect our results of operations.

We rely on our information technology systems to conduct our business. If these systems fail to adequately perform these functions, or if we experience an interruption in their operation, our business and financial results could be adversely affected.

The efficient operation of our business is highly dependent on equipment tracking and billing systems. We rely on such systems to track transactions, such as container pick-ups and drop-offs, repairs, and to bill our customers for the use of and damage to our equipment. We also use the information provided by these systems in our day-to-day business decisions in order to effectively manage our lease portfolio and improve customer service. The failure of this system to perform as we anticipate could disrupt our business and results of operation and cause our relationships with our customers to suffer. In addition, our information technology systems are vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power loss and computer systems failures and viruses. Any such interruption could negatively affect our business.

Increases in the cost of or the lack of availability of insurance could increase our risk exposure and reduce our profitability.

Our lessees and depots are required to maintain all risks physical damage insurance, comprehensive general liability insurance and to indemnify us against loss. We also maintain our own contingent liability insurance and off-hire physical damage insurance. Nevertheless, lessees’ and depots’ insurance or indemnities and our insurance may not fully protect us. The cost of such insurance may increase or become prohibitively expensive for us and our customers, and such insurance may not continue to be available. Other types of industry insurance that we have maintained from time to time based on our evaluation of risk, such as default insurance providing coverage for the cost to recover our containers due to a customer’s insolvency, bankruptcy or default may not be available, which could increase our risk. This is the case currently with credit insurance for our lessee’s non-payment of receivables, which is not currently available in today’s insurance market for our fleet.

Our future business prospects could be adversely affected by consolidation within the container shipping industry.

We primarily lease containers to shipping lines. Over the last several years, there have been several large shipping line acquisitions that have resulted in some consolidation within the container shipping industry, including among some of our customers. This consolidation has reduced the number of large shipping lines and also increased the concentration of business in a smaller number of larger customers. Our future business prospects could be adversely affected if there is a continued reduction in the number of shipping lines in the world. Due to concentration risk and resulting impact on credit risk, we might decide to limit the amount of business exposure we have with any single customer if the exposure were deemed unacceptable, which could negatively impact the volume of equipment we lease and the revenues we would otherwise earn if we had leased assets despite the concentration risk or had the previously separate customers not combined.

Our strategy to pursue acquisition opportunities may subject us to considerable business and financial risk, and unforeseen integration obstacles or risks.

In order to grow our business, we expect to employ various strategies, including consummating strategic and complementary acquisitions and joint ventures from time to time. We may not be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of these opportunities and consummating acquisitions on acceptable terms. Furthermore, suitable acquisition opportunities may not be made available or known to us. Unanticipated issues may arise in the implementation of these contemplated strategies, which could impair our ability to expand our business as expected. For example:

●	then-favorable conditions in the equipment leasing and shipping markets, including the rate of world trade and economic growth, could deteriorate;

●	equipment prices and lease rates could decrease as a result of a variety of factors, including a decrease in worldwide steel prices;

●	the financial condition of our third party depot operators and other business partners may deteriorate;

●	turmoil in, or tightening of the credit markets may limit our ability to obtain debt financing for acquisitions;

●	we may be unable to obtain financing through additional debt facilities or by issuing additional debt or equity, in each case on terms acceptable to us;

●	our customers could decide to buy rather than lease a larger percentage of the containers they operate; and

●	we may not be able to execute strategic acquisitions or to integrate such acquired assets successfully into our business.

Any of the above risks could adversely affect our financial position and results of operations and could cause us to abandon some or all of our growth strategies. Furthermore, any acquisitions or joint ventures may expose us to particular business and financial risks that include, but are not limited to:

●	diverting management’s attention;

●	incurring additional indebtedness and assuming liabilities;

●	incurring significant additional capital expenditures, transaction and operating expenses and non-recurring acquisition-related charges;

●	experiencing an adverse impact on our earnings from the amortization or write-off of acquired goodwill and other intangible assets;

●	failing to integrate the operations and personnel of the acquired businesses;

●	acquiring businesses with which we are not familiar;

●	entering new markets with which we are not familiar;

●	increasing the scope, geographic diversity and complexity of our operations; and

●	failing to retain key personnel, suppliers and customers of the acquired businesses.

We may not be able to successfully manage acquired businesses or increase our cash flow from these operations. If we are unable to successfully implement our acquisition strategy or address the risks associated with acquisitions, or if we encounter unforeseen expenses, difficulties, complications or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, our growth and ability to compete may be impaired, we may fail to achieve acquisition synergies, and we may be required to focus resources on integration of operations rather than on other profitable areas. We anticipate that we may finance acquisitions through cash provided by operating activities, borrowings under our credit facilities and other indebtedness, which would reduce our cash available for other purposes, including the repayment of indebtedness and payment of dividends.

If we are unable to enter into interest rate swaps on reasonable commercial terms or if a counterparty under our interest rate swap agreements defaults, our exposure associated with our variable rate debt could increase.

We have typically funded a significant portion of the purchase price of new containers through borrowings under our revolving credit facility and our secured debt facilities. We intend to use borrowings under our revolving credit facility and our secured debt facility for such funding purposes in the future. The amounts outstanding under these facilities are subject to variable interest rates. We have entered into various interest rate swap agreements to mitigate our exposure associated with this variable rate debt. There can be no assurance that these interest rate swaps will be available in the future, or if available, will be available on terms satisfactory to us. If we are unable to obtain such interest rate swaps or if a counterparty under our interest rate swap agreements defaults, our exposure associated with our variable rate debt could increase.

Storage space for containers may become limited, increasing depot costs for the storage of containers.

Land in and around many port areas is limited, and nearby depot space could become difficult to find and more costly with limited space and fewer depots in the area. In addition, local communities in port areas may impose regulations that prohibit the storage of containers near their communities, further limiting the availability of storage facilities, and increasing storage, repair costs, and transportation charges relating to the use of our containers. Additionally, depots in prime locations may become filled to capacity based on market conditions, and may refuse additional redeliveries due to space restraints. This could require us to enter into higher cost storage agreements with depot operators in order to accommodate our customers’ redelivery requirements, and could result in increased costs and expenses for us.

Because we are a recently formed company with a limited separate operating history, our historical financial and operating data may not be representative of our future results.

We are a recently incorporated company with limited separate operating history. Our results of operations, financial condition and cash flows reflected in our consolidated financial statements may not be indicative of the results we would have achieved had we operated as a stand-alone or public entity for all periods presented.

Our loan agreements contain restrictive covenants that may limit our liquidity and corporate activities.

Our loan agreements impose operating and financial restrictions on us. These restrictions may limit our ability to, among other things:

●	incur additional indebtedness on satisfactory terms or at all;

●	incur liens on our assets;

●	sell capital stock of our subsidiaries;

●	make investments;

●	engage in amalgamations, mergers or acquisitions;

●	pay dividends (following an event of default or our breach of a covenant or in the event of CLI not maintaining certain net worth);

●	enter into the sale and leaseback of our containers;

●	make capital expenditures;

●	compete effectively to the extent our competitors are subject to less onerous financial restrictions; and

●	sell our containers.

We are required to maintain certain financial ratios. If we are unable to maintain these ratios, our creditors could accelerate our debt, which could materially harm our financial condition and business. Therefore, we may need to seek permission from our lenders in order to engage in certain corporate actions. Our lenders’ interests may be different from ours, and we cannot guarantee that we will be able to obtain our lenders’ permission when needed. This restriction may prevent us from taking actions that are in our best interest.

We intend to incur substantial additional debt and may issue substantial additional equity in order to expand our business and pay dividends.

We plan to expand our business substantially by continuing to acquire containers each year. We intend to fund a portion of this growth with additional borrowings from time to time, which will increase our indebtedness and interest expense. We may also fund a portion of this growth with sales of additional equity securities, and such sales may be significant, which could have a significant dilutive effect on our shareholders. There is no assurance that we will continue to be able to access the debt and equity markets to the extent necessary to fund our plans, or that our cash flow will increase sufficiently to enable us to cover our increased borrowing costs and dividend payments. If our cash flow is insufficient to meet our needs, we may need to restrict our growth or dividend payments, or both, and we could face an increased risk of default. Our ability to fund our plans will depend on market conditions in our industry and in the financial markets as well as on our operating performance, each of which, to a significant extent, is out of our control. The recent downturn in the world’s major economies, constraints in the credit markets and turbulence in the financial markets generally underscore the uncertainty concerning our ability to achieve our plans for growth and dividend payments. In addition, our ability to draw funds under our existing credit facility is subject to our compliance with various covenants and requirements under the facility.

Our inability to service our debt obligations or to obtain additional financing as needed would have a material adverse effect on our business, financial condition and results of operations.

Our ability to meet our debt obligations will depend upon, among other things, our financial and operating performance, which will be affected by prevailing economic conditions and by financial, business, regulatory and other factors affecting our operations. Many of these factors are beyond our control. If our cash flow is insufficient to service our current and future indebtedness and to meet our other obligations and commitments, or if we are unable to obtain new financing on a timely basis, we will be required to adopt one or more alternatives, such as reducing or delaying our business activities, acquisitions, investments, capital expenditures, the payment of dividends or the implementation of our other strategies, refinancing or restructuring our debt obligations, selling intermodal assets, seeking to raise additional debt or equity capital or seeking bankruptcy protection. However, we may not be able to effect any of these remedies or alternatives on a timely basis, on satisfactory terms or at all.

Risks Related to Our Organization and Structure

If the ownership of our common shares continues to be highly concentrated, it may prevent you and other minority shareholders from influencing significant corporate decisions and may result in conflicts of interest.

As of February 28, 2011, the Initial Shareholder, an entity primarily owned by certain private equity funds managed by an affiliate of Fortress, beneficially owns approximately 42.3% of our common shares. As a result, the Initial Shareholder may be able to control voting over corporate matters and transactions, including: the election of directors; amalgamations, consolidations or acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our memorandum of association and our bye-laws, and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders. The interests of the Initial Shareholder may not always coincide with our interests or the interests of our other shareholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of us. Also, the Initial Shareholder may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders. As a result, the market price of our common shares could decline or shareholders might not receive a premium over the then-current market price of our common shares upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in a company with significant shareholders.

We are a holding company with no operations and rely on our operating subsidiaries to provide us with funds necessary to meet our financial obligations and to pay dividends.

We are a holding company with no material direct operations. Our principal assets are the equity interests we directly or indirectly hold in our operating subsidiaries, which own our operating assets. As a result, we are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations and to pay dividends on our common shares. Our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions. If we are unable to obtain funds from our subsidiaries, we may be unable to, or our board may exercise its discretion not to, pay dividends.

We are a Bermuda exempted company, and it may be difficult for you to enforce judgments against us or our directors and executive officers.

We are a Bermuda exempted company and, as such, the rights of holders of our common shares will be governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in other jurisdictions. A substantial portion of our assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on those persons in the United States or to enforce in the United States judgments obtained in U.S. courts against us or those persons based on the civil liability provisions of the U.S. securities laws. Uncertainty exists as to whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions.

Our bye-laws restrict shareholders from bringing legal action against our officers and directors.

Our bye-laws contain a broad waiver by our shareholders of any claim or right of action, both individually and on our behalf, against any of our officers or directors. The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties, except with respect to any matter involving any fraud or dishonesty on the part of the officer or director. This waiver limits the right of shareholders to assert claims against our officers and directors unless the act or failure to act involves fraud or dishonesty.

Certain provisions of the Shareholders Agreement and our bye-laws could hinder, delay or prevent a change in control of our company, which could adversely affect the price of our common shares.

Certain provisions of the shareholders agreement (“the Shareholders Agreement”) which we entered into with the Initial Shareholder prior to the completion of our IPO, and our bye-laws contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors or the Initial Shareholder. These provisions provide for:

●	a classified board of directors with staggered three-year terms;

●
provisions in our bye-laws regarding the election of directors, classes of directors, the term of office of directors, amalgamations and the bye-law governing the amendment of the foregoing bye-laws to be rescinded, altered or amended only upon approval by a resolution of the directors and by a resolution of our shareholders, including the affirmative votes of at least 66% of the votes attaching to all shares in issue entitling the holder to vote on such resolution (provided, however, that for so long as the Initial Shareholder and certain other affiliates of Fortress and permitted transferees (referred to collectively, as the “Fortress Shareholders”) beneficially own at least 25% of our issued and outstanding common shares, no such bye-law shall be rescinded, altered or amended and no new bye-law shall be made which would have the effect of rescinding, altering or amending or would be inconsistent with the purpose and intent of the provisions of such bye-laws, until the same has been approved by a resolution of the directors and by a resolution of our shareholders, including the affirmative votes of at least a majority of all votes attaching to all shares in issue entitling the holder to vote on such resolution);

●
provisions in our bye-laws dealing with the removal of directors, filling vacancies on the board, the right of shareholders to call special meetings, shareholder action by resolution in writing, corporate opportunity to be rescinded, altered or amended only upon approval by a resolution of the directors and by a resolution of our shareholders, including the affirmative votes of at least 80% of the votes attaching to all shares in issue entitling the holder to vote on such resolution;

●
removal of directors only for cause and only with the affirmative vote of at least 80% of the votes attaching to all shares in issue entitling the holder to vote on such resolution (provided, however, that for so long as the Fortress Shareholders beneficially own at least 40% of our issued and outstanding common shares, directors may be removed with or without cause with the affirmative vote of a majority of the votes attaching to all shares in issue entitling the holder to vote on such resolution);

●	our board of directors to determine the powers, preferences and rights of our preference shares and to issue such preference shares without shareholder approval;

●	advance notice requirements by shareholders for director nominations and actions to be taken at annual meetings;

●
the Shareholders Agreement will provide certain rights to the Fortress Shareholders with respect to the designation of directors for nomination and election to our board of directors, including the ability to appoint a majority of the members of our board of directors for so long as the Fortress Shareholders continue to hold at least 40% of our issued and outstanding common shares.;

●
no provision in our bye-laws for cumulative voting in the election of directors, which means that the holders of a majority of the issued and outstanding common shares can elect all the directors standing for election; and

●
our bye-laws only permit action by our shareholders outside a meeting by unanimous written consent, provided, however, that for so long as the Fortress Shareholders beneficially own at least 25% of our issued and outstanding common shares, our shareholders may act without a meeting by written consent of a majority of our shareholders, such majority being that majority of our shareholders who at the date of the notice of any written consent represent such majority of votes as would be required if the resolution had been voted on at a meeting of the shareholders.

In addition, these provisions may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our Initial Shareholder, our management and/or our board of directors. Public shareholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is considered favorable to shareholders. These anti-takeover provisions could substantially impede the ability of public shareholders to benefit from a change in control or change our management and board of directors and, as a result, may adversely affect the market price of our common shares and your ability to realize any potential change of control premium.

Certain of our shareholders have the right to engage or invest in the same or similar businesses as us.

The Fortress Shareholders have other investments and business activities in addition to their ownership of us. Under our bye-laws, the Fortress Shareholders have the right, and have no duty to abstain from exercising such right, to engage or invest in the same or similar businesses as us, do business with any of our clients, customers, lessors or vendors or employ or otherwise engage any of our officers, directors or employees. In particular, Joseph Kwok, our Chief Executive Officer, served as Chief Executive Officer of Seacastle Inc., the parent company of our Initial Shareholder, until our incorporation in March 2010, and continues to serve as Chairman of Seacastle Inc. and Seacastle Holdings LLC. Mr. Kwok will receive additional compensation from a subsidiary of Seacastle Holdings LLC. Two of our directors are individuals affiliated with Fortress, one of whom also serves on the board of directors of Seacastle Inc. Seacastle Inc. is a holding company that owns businesses that are engaged in the business of acquiring and leasing chassis and containerships, two other types of intermodal equipment that are used in global containerized cargo trade. Mr. Kwok currently holds restricted common shares in Seacastle Inc. If the Fortress Shareholders or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our shareholders or our affiliates.

In the event that any of our directors and officers who is also a director, officer or employee of any of the Fortress Shareholders acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of SeaCube and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person’s duties owed to us and is not liable to us, if the Fortress Shareholder pursues or acquires the corporate opportunity or if the Fortress Shareholder does not present the corporate opportunity to us.

Risks Related to the Company’s Common Stock

Future offerings of debt or equity securities by us may adversely affect the market price of our common shares.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing common shares or additional equity securities or offering debt securities, including commercial paper, medium-term notes, senior or subordinated notes or preference shares. Issuing additional common shares or other equity offerings may dilute the economic and voting rights of our existing shareholders or reduce the market price of our common shares, or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings, would receive a distribution of our available assets prior to the holders of our common shares. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common shares bear the risk of our future offerings reducing the market price of our common shares and diluting their share holdings in us.

The market price of our common shares could be negatively affected by sales of substantial amounts of our common shares in the public markets.

As of February 28, 2011, there were 20,142,812 common shares issued and outstanding.  All of our issued and outstanding common shares will be freely transferable, except for approximately 45.4% of our issued and outstanding common shares held by the Initial Shareholder and members of our management, directors and employees, which can be resold into the public markets in the future in accordance with the requirements of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).

Pursuant to our Shareholders Agreement, the Initial Shareholder and certain of its affiliates and permitted third-party transferees will have the right, in certain circumstances, to require us to register their 8,525,000 common shares that they own for sale into the public markets. Upon the effectiveness of such a registration statement, all shares covered by the registration statement will be freely transferable.

On October 28, 2010, we filed a registration statement on Form S-8 under the Securities Act to register an aggregate of 1,000,000 common shares reserved for issuance under our incentive plans. We may increase the number of shares registered for this purpose at any time. Subject to any restrictions imposed on the shares and options granted under our incentive plans, shares registered under the registration statement on Form S-8 will be available for sale into the public markets.

The sale of, or a report of the possible sale of, any substantial portion of these shares may negatively impact the market price of our shares. A decline in the price of our common shares might impede our ability to raise capital through the issuance of additional common shares or other equity securities.

The future issuance of additional common shares in connection with our incentive plans, acquisitions or otherwise will dilute all other shareholdings.

As of February 28, 2011, we will have an aggregate of 379,072,188 common shares authorized but unissued and not reserved for issuance under our incentive plans. We may issue all of these common shares without any action or approval by our shareholders, subject to certain exceptions. We also intend to continue to actively pursue acquisitions of containers and container businesses and may issue common shares in connection with these acquisitions. Any common shares issued in connection with our incentive plans, our acquisitions, the exercise of outstanding share options or otherwise would dilute the percentage ownership held by current investors.

We may not be able to pay or maintain dividends at their current level and the failure to pay or maintain dividends may adversely affect our share price.

On January 18, 2011, we paid our first quarterly dividend of $0.20 per common share and we intend to continue to pay regular quarterly dividends to the holders of our common shares. Our ability to maintain dividends at this level will depend on, among other things, our cash flows, our cash requirements, our financial condition, cash available under our existing credit facilities, contractual restrictions binding on us, legal restrictions on the payment of dividends, including a statutory dividend test and other limitations under Bermuda law, and other factors that our board of directors may deem relevant. Because we intend to use funds available under our existing credit facilities from time to time as an efficient source to pay a portion of any future dividends, our ability to pay dividends will depend, in part, on our ability to maintain credit facilities or other external sources of financing with favorable terms. In addition, our loan agreements contain certain restrictions on our ability to make dividend payments if an event of default under a loan agreement has occurred and is continuing, or would result therefrom, or upon the occurrence of specified amortization events. There can be no assurance that we will generate sufficient cash from continuing operations or external sources of financing in the future, or have sufficient surplus or net profits, as the case may be, under the laws of Bermuda or jurisdictions where our subsidiaries are located, to pay dividends on our common shares. Our dividend policy is based upon our directors’ current assessment of our business and the environment in which we operate and that assessment could change based on a number of factors, including competitive developments (which could, for example, increase our need for capital expenditures), market conditions or new growth opportunities. Our board of directors may, in its discretion, amend or repeal this dividend policy to decrease the level of dividends or entirely discontinue the payment of dividends. The reduction or elimination of declaring and paying dividends may negatively affect the market price of our common shares.

Under Bermuda law a company may not declare or pay dividends if there are reasonable grounds for believing that: (i) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (ii) that the realizable value of its assets would thereby be less than the sum of its liabilities and its issued share capital (par value) and share premium accounts (share premium being the amount of consideration paid for the subscription of shares in excess of the par value of those shares). As a result, in future years, if the realizable value of our assets decreases, our ability to pay dividends may require our shareholders to approve resolutions reducing our share premium account by transferring an amount to our contributed surplus account.

We are required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of our internal controls by the end of fiscal 2011, and we cannot predict the outcome of that effort.

As a U.S.-listed public company, we are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) by December 31, 2011. Section 404 requires that we evaluate our internal control over financial reporting to enable management to report on, and our independent auditors to audit as of the end of the 2011 fiscal year, the effectiveness of those controls. While we have begun the lengthy process of evaluating our internal controls, we are in the early phases of our review and cannot predict the outcome of our review at this time. During the course of our review, we may identify control deficiencies of varying degrees of severity, and we may incur significant costs to remediate those deficiencies or otherwise improve our internal controls. As a public company, we are required to report control deficiencies that constitute a “material weakness” in our internal control over financial reporting. We are also be required to obtain an audit report from our independent auditors regarding the effectiveness of our internal controls over financial reporting. If we fail to implement the requirements of Section 404 in a timely manner, we may be subject to sanctions or investigation by regulatory authorities, including the SEC or the NYSE. Furthermore, if we discover a material weakness or our auditor does not provide an unqualified audit report, our share price could decline, our reputation could be significantly harmed and our ability to raise capital could be impaired.

Risks Related to Taxation

We expect to be a passive foreign investment company (“PFIC”) and may be a controlled foreign corporation (“CFC”) for U.S. federal income tax purposes.

We expect to be treated as a PFIC and may be a CFC for U.S. federal income tax purposes. If you are a U.S. person and do not make certain elections with respect to your investment, unless we are a CFC and you own 10% of our voting shares, you would be subject to special deferred tax and interest charges with respect to certain distributions on our common shares, any gain realized on a disposition of our common shares and certain other events. The effect of these deferred tax and interest charges could be materially adverse to you. Alternatively, if you are such a shareholder and make one of such elections, or if we are a CFC and you own 10% or more of our voting shares, you will not be subject to those charges, but could recognize taxable income in a taxable year with respect to our common shares in excess of any distributions that we make to you in that year, thus giving rise to so-called “phantom income” and to a potential out-of-pocket tax liability.

Distributions made to a U.S. person that is an individual will not be eligible for taxation at reduced tax rates generally applicable to dividends paid by certain United States corporations and “qualified foreign corporations” on or prior to December 31, 2012. The more favorable rates applicable to regular corporate dividends could cause individuals to perceive investment in our shares to be relatively less attractive than investment in the shares of other corporations, which could adversely affect the value of our shares.

We may become subject to unanticipated tax liabilities that may have a material adverse effect on our results of operations.

We may be subject to income, withholding or other taxes in other jurisdictions by reason of our activities and operations, where our containers are used, or where the lessees of our containers (or others in possession of our containers) are located, and it is also possible that taxing authorities in any such jurisdictions could assert that we are subject to greater taxation than we currently anticipate. A portion of our income is treated as effectively connected with our conduct of a trade or business within the U.S., and is accordingly subject to U.S. federal income tax. It is possible that the U.S. Internal Revenue Service could assert that a greater portion of our income is effectively connected income that should be subject to U.S. federal income tax. If we become subject to a significant amount of unanticipated tax liabilities, our business would be adversely affected and decreased earnings would be available for distribution to our shareholders.

Our exemption from certain Bermuda taxes is effective until March 28, 2016, and if it is not extended our results of operations and your investment could be adversely affected.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, has given us an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or any of our operations, shares, debentures or other obligations, except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by us in respect of real property leased by us in Bermuda.

This assurance by the Bermuda Minister of Finance expires on March 28, 2016. There is no guarantee that we will receive a renewed assurance from the Bermuda Minister of Finance, or that the Bermuda Government will not take action to impose taxes on our business. If the Bermuda Government imposed significant taxes on our business, our earnings could decline significantly.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

NONE

ITEM 2.  PROPERTIES

We maintain offices in Park Ridge, New Jersey; San Ramon, California; Bergen Op Zoom, Netherlands; Hong Kong; Shanghai, China; Taipei, Taiwan and Singapore.  All properties are office space that is leased or sub-leased from third parties. We do not own any real estate.

We believe that our current offices are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate our growth.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are listed for trading on the New York Stock Exchange under the symbol “BOX”. As of February 28, 2011, there were approximately 24 record holders and we believe there were approximately 1,884 beneficial owners of our common shares.

The following table sets forth the quarterly high and low prices of our common shares on the New York Stock Exchange for the periods indicated since our initial public offering:

	High	Low
Year Ending December 31, 2010:
Fourth Quarter(from October 28, 2010)	14.37	11.00

Performance Graph

The following graph illustrates the cumulative total return to holders of our common shares relative to the cumulative total returns of the Russell 2000 Index and a customized peer group for the period from October 28, 2010 (the date our common shares began trading) to December 31, 2010. The peer group consists of three companies as follows:  Textainer Group Holdings Limited (NYSE: TGH), TAL International Group Inc (NYSE: TAL), and CAI International Inc (NYSE: CAP).  The graph assumes the investment of $100 as of October 28, 2010 and the reinvestment of all dividends.

Company/Index	Base Period 10/28/2010	10/31/2010	11/30/2010	12/31/2010

SeaCube Container Leasing Ltd	100.00	105.91	108.09	129.66
Russell 2000 Index	100.00	100.33	103.81	112.05
Peer Group	100.00	103.82	112.18	116.33

Dividends

We declared the following dividends during the year ended December 31, 2010 on our issued and outstanding common shares:

Declaration Date	Record Date	Payment Date	Aggregate Payment	Per Share Payment

April 22, 2010	April 22, 2010	May 28, 2010	$2.8 million	$0.175
November 11, 2010	January 3, 2011	January 18, 2011	$4.0 million	$0.200

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item is incorporated herein by reference from our Proxy Statement to be issued in connection with the Annual Meeting of Shareholders to be held on May 25, 2011 (the “2011 Proxy Statement”), which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2010.

ITEM 6.  SELECTED FINANCIAL DATA

The selected historical consolidated financial data presented below have been derived from the audited consolidated financial statements, at the dates and for the periods indicated, for SeaCube Container Leasing Ltd. (formerly Container Leasing International, LLC and subsidiaries (“CLI”)) (“SeaCube”).  In March 2010, all of the equity interests in CLI were transferred from Seacastle Operating Company Ltd. (our “Initial Shareholder”) to an indirect wholly owned subsidiary of SeaCube Container Leasing Ltd.

The selected historical consolidated financial data presented for the period from January 1, 2006 through February 14, 2006 (the predecessor period) have been derived from the audited consolidated financial statements of CLI prior to the acquisition by the Initial Shareholder.  The selected historical consolidated financial data for the period from February 15, 2006 through December 31, 2006, as of and the years ended December 31, 2007, 2008, 2009 and 2010 (the successor period), have been derived from the audited consolidated financial statements of SeaCube subsequent to the acquisition by the Initial Shareholder.

You should read the following tables along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and our consolidated historical financial statements and the related notes included elsewhere in this report.

	Successor					Predecessor
	Year Ended December 31,				Period from February 15, 2006 through December 31,	Period from January 1, 2006 through February 14,
	2010	2009	2008	2007	2006	2006
	(dollars in thousands, except for per share amounts)
Consolidated Statements of Operations Data:
Total revenues	$137,249	$141,873	$238,819	$208,907	$138,422	$18,205
Direct operating expenses	6,139	9,073	13,780	9,133	5,889	790
Selling, general and administrative expenses	21,853	21,983	26,215	26,339	20,021	3,627
Depreciation expenses	35,341	37,769	79,491	75,179	55,723	6,812
Provision for doubtful accounts	(1,693)	4,678	1,468	1,256	—	—
Fair value adjustment for derivative instruments	—	—	—	—	—	(3,527)
Interest expense	44,522	51,922	81,114	63,353	39,490	5,196
Loss on terminations and modification of derivative instruments(1)	—	37,922	—	—	—	—
Gain on 2009 Sale(1)	—	15,583	—	—	—	—
Loss on retirement of debt(1)	—	1,330	413	—	7,631	—
Provision for income taxes	796	248	—	—	38	—
Net income (loss)	$29,620	$(15,004)	$30,036	$30,766	$3,614	$4,806
Net income (loss) per share of common stock:
Basic and diluted	$1.75	$(0.94)	$1.88	$1.92
Common shares used in computing net income (loss) per common share basic and diluted	16,842	16,000	16,000	16,000

Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$17,868	$8,014	$30,567	$11,146	$12,088
Restricted cash	17,132	22,060	30,056	36,459	15,962
Net investment in direct finance leases	516,158	555,990	582,320	604,303	171,714
Leasing equipment, net of accumulated depreciation	476,566	360,847	863,730	1,003,183	843,401
Total assets	1,098,227	1,097,229	1,581,386	1,738,322	1,098,407
Deferred income taxes	3,406	120	38	38	38
Debt, current	130,095	131,270	506,777	247,199	68,500
Debt, long-term	664,107	666,994	709,437	1,121,573	720,667
Total liabilities	908,921	862,875	1,327,783	1,457,547	855,111
Total shareholders’ equity/members’ interest	$189,306	$234,354	$253,603	$280,775	$243,296

Other Operating Data:
Distribution to Initial Shareholder	$—	$60,000	$—	$—	$—	$—
Dividends	6,804	—	—	—	—	—
Contribution from Initial Shareholder	—	—	—	50,000	—	—
Non-cash distribution to Initial Shareholder	$96,874	$—	$—	$—	$—	$—

Consolidated Statement of Cash Flows Data:
Cash flows provided by operating activities	$76,743	$50,966	$127,392	$96,667	$69,821	$5,839
Capital expenditures	$191,043	$55,304	$108,472	$326,793	$127,300	$4,533

Selected Fleet Data:
Average container units(2)	515,671	550,560	599,831	632,714	595,995	657,696
Average utilization(3)	97.9%	96.5%	98.2%	97.3%	96.3%	96.1%

(1)	Refer to the 2009 Sale described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(2)	Includes our operating fleet (which comprises our owned and managed fleet), the fleet of Interpool Limited for all periods presented and units under finance leases.

(3)	Utilization excludes assets held for sale and new units at the factory.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties.  The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” included elsewhere in this report.

Overview

SeaCube Container Leasing Ltd (“SeaCube” or “the Company”) is one of the world’s largest container leasing companies based on total assets.  Containers are the primary means by which products are shipped internationally because they facilitate efficient movement of goods via multiple transportation modes including ships, rail and trucks.  The principal activities of our business include the acquisition, leasing, re-leasing and subsequent sale of refrigerated and dry containers and generator sets.  The Company leases our containers primarily under long-term contracts to a diverse group of the world’s leading shipping lines.  As of December 31, 2010, we employ 75 people in seven offices worldwide and have total assets of $1.1 billion.

As of December 31, 2010, we own or manage a fleet of 520,113 units, representing 819,184 TEUs of containers and generator sets.  For the year ended December 31, 2010, our average utilization was 97.9% (1), as measured in units.  We plan to grow our business by maximizing the profitability of our existing fleet and making additional investments in new containers.

The table below summarizes the composition of our total fleet by the type of unit as of December 31, 2010:

Container Fleet by Units

	Refrigerated	Dry	Gensets	Total
Operating Leases	29,912	52,464	2,773	85,149
Direct Finance Leases	17,870	217,375	2,655	237,900
Total Owned	47,782	269,839	5,428	323,049
Managed	29,911	165,735	1,418	197,064
Total Fleet	77,693	435,574	6,846	520,113

The table below summarizes the composition of our owned fleet by net book value as of December 31, 2010:

Container Fleet by Net Book Value

	Refrigerated	Dry	Gensets	Total
Operating Leases	$332,976	$128,916	$14,674	$476,566
Direct Finance Leases	165,496	334,891	15,771	516,158
Total Fleet	$498,472	$463,807	$30,445	$992,724

(1)	Utilization excludes assets held for sale and new units at the factory.

Segment Reporting

The Company manages the business through a single set of product metrics and profitability measures that did not seek to allocate costs amongst the individual products. We employ a single sales force that sells each product and the back office functions are not allocable in total or in part to a single product.  We expect to continue to operate our business as a single reportable segment.

2009 Sale of Containers (the “2009 Sale”)

On January 20, 2009, we entered into sale agreements with an unrelated third party investor group for the sale of approximately 65,000 containers and gensets for cash consideration of $454.2 million. The leasing assets sold had a book value of approximately $427.7 million, and we also sold accounts receivable with a carrying value of $10.9 million. This transaction resulted in a gain of approximately $15.6 million which was recorded in our 2009 consolidated financial statements. In conjunction with the sale of these assets, CLI entered into administrative services agreements, whereby, for a ten-year term subject to a maximum 3 year extension at the option of the container owner, CLI has agreed to operate, lease and re-lease the containers and to act on the owners’ behalf as so directed. Under the agreements, CLI does not retain any risk of ownership. The administrative services agreements are subject to an early termination right of the container owner if certain performance targets are not met as well as the requirement that CLI maintain a minimum consolidated tangible net worth of $75.0 million. Management fees will be paid by the owners to CLI depending upon the type of lease that the equipment is under (term, master lease or direct finance lease). CLI will collect lease receivables on behalf of the owners and remit amounts to the owners after deducting the applicable management fees. These fees are recorded in other revenue in the consolidated statements of operations.

The containers and gensets and associated lease interests that were sold in the 2009 Sale were a representative sample of our total operating lease fleet with regard to equipment type, customer mix, age, and utilization. The principal reasons why we entered into the 2009 Sale were (i) to provide us with an opportunity to establish a new relationship with a third-party capital provider, (ii) to allow us to mitigate some customer credit and residual risk of ownership to a third party, thereby reducing our aggregate risk exposure to several customers, and (iii) to provide us with additional revenue in the form of management fees from the long-term administrative services agreements that CLI entered into at the time of the sale.

Results of Operations

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

	Year ended	Year ended	Prior Period Change
	December 31, 2010	December 31, 2009	$ Change	% Change
	(dollars in thousands)
Revenues:
Equipment leasing revenue	$73,404	$74,268	$(864)	-1%
Finance revenue	51,627	54,198	(2,571)	-5%
Other revenue	12,218	13,407	(1,189)	-9%
Total revenues (a)	137,249	141,873	(4,624)	-3%
Expenses:
Direct operating expenses (b)	6,139	9,073	(2,934)	-32%
Selling, general and administrative expenses	21,853	21,983	(130)	-1%
Depreciation expenses	35,341	37,769	(2,428)	-6%
Provision for doubtful accounts	(1,693)	4,678	(6,371)	*
Impairment of leasing equipment held for sale	1,343	5,974	(4,631)	-78%
Interest expense	44,522	51,922	(7,400)	-14%
Interest income	(1,055)	(2,690)	1,635	-61%
Loss on terminations and modifications of derivative instruments	—	37,922	(37,922)	*
Gain on 2009 Sale	—	(15,583)	15,583	*
Loss on retirement of debt	—	1,330	(1,330)	*
Other expenses (income), net	383	4,251	(3,868)	-91%
Total expenses (c)	106,833	156,629	(49,796)	-32%

Income (loss) before income taxes	30,416	(14,756)	45,172	*
Provision for income taxes	796	248	548	*
Net income (loss) (d)	$29,620	$(15,004)	$44,624	*
Non-cash interest expense, net of tax	5,088	8,366	(3,278)	-39%
Loss on retirement of debt, net of tax	—	1,317	(1,317)	*
Loss on terminations and modifications of derivative instruments, net of tax	—	37,922	(37,922)	*
Gain on 2009 Sale, net of tax	—	(15,427)	15,427	*
Adjusted net income** (e)	$34,708	$17,174	$17,534	102%

*	Not meaningful.

**
Adjusted net income is a measure of financial and operational performance that is not defined by U.S. GAAP.  See “Non-GAAP Measure” for the discussion of adjusted net income as a non-GAAP measure and the reconciliation of it to net income (loss).

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

The following presents the adjusted results as if the 2009 Sale had occurred as of January 1, 2009:

(a)	Total revenues for the years ended December 31, 2010 and 2009 were $137.2 million on an actual basis and were $137.8 million on an adjusted basis, respectively, a decrease of $0.5 million or 0.4%.

	December 31, 2010	December 31, 2009
	Actual	Historical	2009 Sale Adjustments	As Adjusted for 2009 Sale
	(dollars in thousands)
Total revenues	$137,249	$141,873	$(4,084)	$137,789

(b)
Direct operating expenses for the years ended December 31, 2010 and 2009 were $6.1 million on an actual basis and were $9.1 million on an adjusted basis, respectively, a decrease of $2.9 million or 32%.

	December 31, 2010	December 31, 2009
	Actual	Historical	2009 Sale Adjustments	As Adjusted for 2009 Sale
	(dollars in thousands)
Direct operating expenses	$6,139	$9,073	$(19)	$9,054

(c)	Total expenses for the years ended December 31, 2010 and 2009 were $106.8 million on an actual basis and were $129.9 million on an adjusted basis, respectively, a decrease of $23.1 million or 18%.

	December 31, 2010	December 31, 2009
	Actual	Historical	2009 Sale Adjustments	As Adjusted for 2009 Sale
	(dollars in thousands)
Total expenses	$106,833	$156,629	$(26,726)	$129,903

(d)	Net income (loss) for the years ended December 31, 2010 and 2009 was $29.6 million on an actual basis and was $7.8 million on an adjusted basis, respectively, an increase of $21.8 million or 280%.

	December 31, 2010	December 31, 2009
	Actual	Historical	2009 Sale Adjustments	As Adjusted for 2009 Sale
	(dollars in thousands)
Net income (loss)	$29,620	$(15,004)	$22,795	$7,791

(e)	Adjusted net income for the years ended December 31, 2010 and 2009 was $34.7 million on an actual basis and was $16.2 million on an adjusted basis, respectively, an increase of $18.6 million or 115%.

	December 31, 2010	December 31, 2009
	Actual	Historical	2009 Sale Adjustments	As Adjusted for 2009 Sale
	(dollars in thousands)
Adjusted net income	$34,708	$17,174	$(1,017)	$16,157

Revenue

Total revenue was $137.2 million for the year ended December 31, 2010 compared to $141.9 million for the year ended December 31, 2009, a decrease of $4.6 million or 3%.

Equipment leasing revenue was $73.4 million for the year ended December 31, 2010 compared to $74.3 million for the year ended December 31, 2009, a decrease of $0.9 million or 1%. As part of the 2009 Sale, we sold 55,000 containers.  These units generated approximately $4.0 million in equipment leasing revenue during the first 19 days of 2009.  The average on-hire fleet increased by approximately 6,900 units which resulted in increased equipment leasing revenue of $3.1 million.  Most of the additional units were added in the third and fourth quarter of 2010.

Finance revenue was $51.6 million for the year ended December 31, 2010 compared to $54.2 million for the year ended December 31, 2009, a decrease of $2.6 million or 5%.  During the current year, amortization of the Company’s current lease portfolio exceeded new investments resulting in lower finance revenue of $2.1 million.  Additionally, the Company took back approximately 4,600 units representing $0.5 million of finance revenue.  The majority of these units have been re-leased.

Other revenue, which includes management fee revenues and re-billable costs to our lessees, was $12.2 million for the year ended December 31, 2010 compared to $13.4 million for the year ended December 31, 2009, a decrease of $ 1.2 million or 9%. This decrease was due to lower rebillable costs of $1.1 million and by slightly lower management fee revenues of $0.1 million.

Direct Operating Expenses

Direct operating expenses were $6.1 million for the year ended December 31, 2010 compared to $9.1 million for the year ended December 31, 2009, a decrease of $2.9 million or 32%.  The primary reasons for the decrease in direct operating expense was lower storage and positioning fees of $2.4 million and lower maintenance and repair costs of $0.2 million.  Both of which are attributable to higher utilization (and thus fewer units repaired and stored).

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $21.9 million for the year ended December 31, 2010, compared to $22.0 million for the year ended December 31, 2009, a decrease of $0.1 million or 1%.  The decrease is a result of lower employee expenses (primarily compensation related) of $1.6 million. This was offset by additional costs associated with the Company’s transition to becoming a standalone entity.

Depreciation Expenses

Depreciation of leasing equipment was $35.3 million for the year ended December 31, 2010 compared to $37.8 million for the year ended December 31, 2009, a decrease of $2.4 million or 6%.  The reduction of leasing equipment attributed to the 2009 Sale reduced depreciation expense by $1.9 million.  Additionally, $2.9 million of the decrease was related to equipment reaching the end of their depreciable lives and the sales of equipment in the normal course of business.  This was offset by $2.4 million for depreciation on new equipment purchased in 2010.

Provision for Doubtful Accounts

Provision for doubtful accounts decreased by $6.4 million from the year ended December 31, 2009 to ($1.7) million for the year ended December 31, 2010.  The decrease was primarily a result of collections and other reversals for accounts during the year ended December 31, 2010 that had previously been included in the provision.

Impairment of Leasing Equipment Held for Sale

We recorded an impairment of leasing equipment held for sale of $1.3 million for the year ended December 31, 2010 as compared to $6.0 million for the year ended December 31, 2009, a decrease of $4.6 million or 78%.  We evaluate the recovery of our containers and gensets designated for sale and record a loss if the ultimate sales value is expected to be below the current carrying cost.  The evaluation of the expected ultimate sales price is performed on a quarterly basis.  The majority of our impairments occur at the conclusion of an operating lease when our equipment is older and has incurred a certain amount of damage that the lessee is responsible for.  The decision to sell the container is based upon a discounted cash flow model which includes rebillable costs.  These rebillable costs are recorded as other revenues and are not recorded as a reduction in the impairment of leasing equipment held for sale.  In 2010, we designated fewer units for sale in recognition of stronger market demand.

Interest Expense

Interest expense was $44.5 million for the year ended December 31, 2010, compared to $51.9 million for the year ended December 31, 2009, a decrease of $7.4 million or 14%.  In connection with the 2009 Sale, we repaid the outstanding amount of $365.6 million on our container asset backed securitization Series 2006-2 Notes, and reduced our Series 2006-1 Notes by $48.0 million.  In addition, we paid swap related termination and modification fees of $37.9 million.  This repayment along with regularly scheduled debt amortization reduced our weighted average debt balance for 2010 by $65.9 million resulting in $4.0 million reductions in interest cost.  We also benefited from lower average interest rates on our floating rate debt reducing interest by $0.2 million.  In addition, our non-cash interest expense was $3.2 million lower in the current period.  This non-cash interest included lower amortization on terminated derivatives of $4.0 million, which was partially offset by higher losses recognized directly into income for ineffective derivatives of $0.9 million.

Interest Income

Interest income was $1.1 million for the year ended December 31, 2010, compared to $2.7 million for the year ended December 31, 2009, a decrease of $1.6 million.  The decrease is primarily attributable to the decrease in the interest received from the $94.8 million promissory note from the Initial Shareholder to CLI.  In March 2010, SeaCube Operating Company Ltd assumed the obligation of the Initial Shareholder, which was treated as a non-cash equity distribution to the Initial Shareholder.

Loss on Terminations and Modification of Derivative Instruments

In January 2009, we incurred a one-time loss of $37.9 million on swap terminations and modification of derivative instruments. Upon completion of the 2009 Sale, we extinguished the Series 2006-2 Notes of our container asset-backed securitization for our containers sold, and terminated and modified the related swap agreements. The one-time terminations and modification of derivative instruments required us to recognize previously deferred losses in the value of the swaps. For the year ended December 31, 2010, we did not terminate or modify any of our existing derivative instruments.

Gain on 2009 Sale

In January 2009, we received net proceeds of $454.2 million related to the 2009 Sale. The leasing assets sold had a total net book value of approximately $427.7 million, and we also sold accounts receivable at the amount of $10.9 million. This transaction resulted in a gain of approximately $15.6 million (or $15.4 million net of tax).

Loss on Retirement of Debt

Loss on retirement of debt obligations were $1.3 million for the year ended December 31, 2009. These losses occurred when we paid off the Series 2006-2 Notes of our container asset-backed securitization in January 2009.  We did not retire any outstanding debt other than normal amortization during the year ended December 31, 2010.

Other Expense (Income), Net

Other expense (income), net, was $0.4 million for the year ended December 31, 2010 compared to $4.3 million for the year ended December 31, 2009, a decrease of $3.9 million.  The change in other expense (income) is due to an increase in default insurance proceeds of $1.0 million received in the year ended December 31, 2010, as well as a decrease in write off of equipment that has not been recovered from defaulted lessees of $1.8 million and other losses on sales of equipment of $1.1 million.

Provision for Income Taxes

Provision for income taxes was $0.8 million for the year ended December 31, 2010 and $0.2 million for the year ended December 31, 2009.  The change in the effective tax rate is primarily attributable to the impact of the U.S. effectively connected income tax liability on the overall provision calculation.

Net (Loss) Income

Net income was $29.6 million for the year ended December 31, 2010 as compared to net loss of $15.0 million for the year ended December 31, 2009.  The increase in net income was attributable to the items above; specifically, the 2009 Sale and the overall weaker demand for containers in 2009 relative to 2010.

Adjusted Net Income

Adjusted net income was $34.7 million for the year ended December 31, 2010 compared to $17.2 million for the year ended December 31, 2009, an increase of $17.5 million or 102%.  In addition to the changes in net income noted above, the adjustment includes lower non-cash interest expense of $3.3 million in the current year.

Adjusted net income is a measure of financial and operational performance that is not defined by U.S. GAAP.  See “Non-GAAP Measure” for the discussion of adjusted net income as a non-GAAP measure and the reconciliation of it to net income (loss).

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

	Year ended	Year ended	Prior Period Change
	December 31, 2009	December 31, 2008	Change	%
Revenues:
Equipment leasing revenue	$74,268	$168,868	$(94,600)	−56%
Finance revenue	54,198	58,803	(4,605)	−8%
Other revenue	13,407	11,148	2,259	20%
Total revenues (a)	141,873	238,819	(96,946)	−41%
Expenses:
Direct operating expenses (b)	9,073	13,780	(4,707)	−34%
Selling, general and administrative expenses	21,983	26,215	(4,232)	−16%
Depreciation expenses	37,769	79,491	(41,722)	−52%
Provision for doubtful accounts	4,678	1,468	3,210	219%
Impairment of leasing equipment held for sale	5,974	6,688	(714)	−11%
Interest expense	51,922	81,114	(29,192)	−36%
Interest income	(2,690)	(1,055)	(1,635)	155%
Loss on terminations and modification of derivative instruments	37,922	—	37,922	*
Gain on 2009 Sale	(15,583)	—	(15,583)	*
Loss on retirement of debt	1,330	413	917	222%
Other expenses	4,251	669	3,582	535%
Total expenses (c)	156,629	208,783	(52,154)	−25%

Income (loss) before income tax	(14,756)	30,036	(44,792)	−149%
Provision for income taxes	248	—	248	*
Net income (loss) (d)	$(15,004)	$30,036	$(45,040)	−150%
Non-cash interest expense, net of tax	8,366	8,418	(52)	−1%
Loss on retirement of debt, net of tax	1,317	413	904	219%
Loss on terminations and modification of derivative instruments, net of tax	37,922	—	37,922	*
Gain on the 2009 Sale, net of tax	(15,427)	—	(15,427)	*
Adjusted net income** (e)	$17,174	$38,867	$(21,693)	−56%

*	Not meaningful.

**
Adjusted net income is a measure of financial and operational performance that is not defined by U.S. GAAP.  See “Non-GAAP Measure” for the discussion of adjusted net income as a non-GAAP measure and the reconciliation of it to net income (loss).

We have provided adjusted results below that illustrate the impact of the 2009 Sale on total revenues, direct operating expenses, total expenses, net income (loss) and Adjusted net income as if it had occurred as of January 1, 2008. We made adjustments to equipment leasing revenue, finance revenue, depreciation and direct operating expenses. These adjustments were based upon actual data for each container that was sold in 2009. We estimated management fee revenue, which is included in other revenue, for 2008 and for the 19 day period of January 1 through January 19, 2009 based upon the actual results of the managed assets in 2009. Interest expense associated with the sold units was estimated based upon proceeds available to reduce outstanding debt.

The adjusted results provided below are not a presentation made in accordance with U.S. GAAP, and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. The adjusted results are a measure of our operating performance used by management to focus on the consolidated performance exclusive of income and expenses relating to the 2009 Sale. We believe this non-GAAP measure provides additional insight and understanding to management and investors of our results of operations on a comparative basis in identifying trends in our performance by removing the operational impact of the containers that were subject to the 2009 Sale.

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

The following presents the adjusted results as if the 2009 Sale had occurred as of January 1, 2008:

(a)	Total revenues for the years ended December 31, 2009 and 2008 were $137.8 million and $158.4 million on an adjusted basis, respectively, a decrease of $20.6 million or 13%.

	December 31, 2009			December 31, 2008
	Historical	2009 Sale Adjustments	As Adjusted for 2009 Sale	Historical	2009 Sale Adjustments	As Adjusted for 2009 Sale
Total revenues	$141,873	$(4,084)	$137,789	$238,819	$(80,370)	$158,449

(b)	Direct operating expenses for the years ended December 31, 2009 and 2008 were $9.1 million and $11.6 million on an adjusted basis, respectively, a decrease of $2.5 million or 22%.

	December 31, 2009			December 31, 2008
	Historical	2009 Sale Adjustments	As Adjusted for 2009 Sale	Historical	2009 Sale Adjustments	As Adjusted for 2009 Sale
Direct operating expenses	$9,073	$(19)	$9,054	$13,780	$(2,216)	$11,564

(c)	Total expenses for the years ended December 31, 2009 and 2008 were $129.9 million and $148.2 million on an adjusted basis, respectively, a decrease of $18.3 million or 12%.

	December 31, 2009			December 31, 2008
	Historical	2009 Sale Adjustments	As Adjusted for 2009 Sale	Historical	2009 Sale Adjustments	As Adjusted for 2009 Sale
Total expenses	$156,629	$(26,726)	$129,903	$208,783	$(60,586)	$148,197

(d)	Net income (loss) for the years ended December 31, 2009 and 2008 was $7.8 million and $10.3 million on an adjusted basis, respectively, a decrease of $2.5 million or 24%.

	December 31, 2009			December 31, 2008
	Historical	2009 Sale Adjustments	As Adjusted for 2009 Sale	Historical	2009 Sale Adjustments	As Adjusted for 2009 Sale
Net income (loss)	$(15,004)	$22,795	$7,791	$30,036	$(19,784)	$10,252

(e)	Adjusted net income for the years ended December 31, 2009 and 2008 was $16.2 million and $18.9 million on an adjusted basis, respectively, a decrease of $2.7 million or 14%.

	December 31, 2009			December 31, 2008
	Historical	2009 Sale Adjustments	As Adjusted for 2009 Sale	Historical	2009 Sale Adjustments	As Adjusted for 2009 Sale
Adjusted net income	$17,174	$(1,017)	$16,157	$38,867	$(19,974)	$18,893

Revenues

Total revenue was $141.9 million for the year ended December 31, 2009 compared to $238.8 million for the year ended December 31, 2008, a decrease of $96.9 million or 41%. Equipment leasing revenue decreased $94.6 million or 56%, finance revenue decreased $4.6 million or 8% and other revenue increased $2.3 million or 20%.

Equipment leasing revenue decreased due to the sale of operating container units. As part of the 2009 Sale, we sold 55,000 container units which were classified as operating leases to our lessees, which represented 43% of our total units subject to operating leases at the time. The leased equipment that was sold had a book value of $415.4 million, which represented 48% of the book value of our leased equipment at the time. In 2008, the units sold generated approximately $82.5 million of equipment leasing revenue. In 2009, the units sold generated $4.0 million in equipment leasing revenue before the sale and therefore the 2009 Sale accounted for $78.5 million of the decrease in equipment leasing revenue. The remainder of the average on-hire fleet decreased by approximately 32,000 units (of which an average of 19,000 units were renewed and reclassified as direct finance leases during the year) and, as a result, equipment leasing revenue decreased by $16.1 million. Of the decline in on-hire units, approximately 29,000 were dry containers and approximately 2,800 were refrigerated containers. Of the $16.1 million in revenue decline, approximately 52% was related to revenue from dry units and 43% was related to revenue from refrigerated units and gensets. The revenue related to the refrigerated containers, dry containers and gensets are based on acquisition cost of the leased equipment. Since reefers, dry freight containers and gensets all have different acquisition costs, they have corresponding different lease rates (per diems). We experienced overall weak demand for containers and gensets due to poor worldwide economic conditions throughout the entire year in 2009.

Finance revenue decreased by $4.6 million or 8% as a result of a lower average investment of $42.8 million in direct finance leases. As part of the 2009 Sale, we sold $12.5 million in direct finance receivables (approximately 10,000 containers). The impact of this transaction on finance revenue was a decrease of $1.5 million in 2008 and $1.4 million year over year. The remaining $3.2 million decrease in finance revenue was due to the amortization of the current portfolio in excess of new investments made in 2009 including amounts reclassified from operating leases.

Other revenue, which includes Management fee revenue and rebillable costs, primarily for repairs and maintenance to our lessees, increased by $2.3 million or 20%. The increase is primarily related to the increase in management fee revenue of $4.3 million due to increased management services related to the 2009 Sale which was partially offset by a $2.0 million reduction in service revenues. The decrease in service revenue is primarily due to the 2009 Sale as the sale of containers and gensets led to a decrease of $1.1 million in service revenues as 16% less units were returned in 2009 as compared to 2008. The remaining decrease of $0.9 million is primarily due to a lower average cost of repairs rebilled to our lessees.

Direct Operating Expenses

Direct operating expenses were $9.1 million for the year ended December 31, 2009 compared to $13.8 million for the year ended December 31, 2008, a decrease of $4.7 million, or 34%. There are two primary reasons for the decrease in costs. The first is the 2009 Sale which led to a 16% decrease in the number of owned units turned in by our lessees. We estimate that the sale of approximately 55,000 units reduced our operating costs by approximately $2.2 million in 2008 and year over year. Secondly, costs decreased due to a reduced level of container recovery activity which resulted from fewer lessee defaults and lower costs relating to recovery of our equipment. These costs decreased by $2.5 million year over year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $22.0 million for the year ended December 31, 2009 compared to $26.2 million for the year ended December 31, 2008, a decrease of $4.2 million or 16%. We instituted several cost reduction measures in 2009. Reductions in staff and staff-related spending caused a year over year decrease of $1.6 million. We also decreased consulting and professional fees by $1.7 million through either renegotiation of fees or by reducing our reliance upon outside consultants. Facilities costs decreased by $0.6 million, as we reduced the size of our office in San Francisco, and general expense levels decreased by $0.3 million.

Depreciation Expenses

Depreciation of leasing equipment was $37.8 million for the year ended December 31, 2009 compared to $79.5 million for the year ended December 31, 2008, a decrease of $41.7 million or 52%. The reduction of leasing equipment attributed to the 2009 Sale reduced depreciation expenses by $37.6 million in 2008 and $1.9 million in 2009, which together contributed $35.7 million to the overall decrease in depreciation expense year over year, approximately in line with the overall reduction in the magnitude of book value sold. Also, during the year we reclassified $34.0 million of book value of equipment to a direct finance lease receivable thereby decreasing depreciation expense by $1.8 million. The remaining reduction in expense of $4.2 million was related to equipment reaching the end of their depreciable lives and the sales of equipment in the normal course of business.

Provision for Doubtful Accounts

Provision for doubtful accounts increased by $3.2 million from $1.5 million for the year ended December 31, 2008 to $4.7 million for the year ended December 31, 2009 as one of our key customers experienced financial difficulties which resulted in the increase of delinquent and past due accounts.

Impairment of Leasing Equipment Held for Sale

We recorded an impairment of leasing equipment held for sale of $6.0 million for the year ended December 31, 2009 as compared to $6.7 million for the year ended December 31, 2008, a decrease of $0.7 million or 11%. We evaluate the recovery of our containers and gensets designated for sale and record a loss if the ultimate sales value is expected to be below the current carrying cost. The evaluation of the expected ultimate sales price is performed on a quarterly basis. The majority of our impairments occur at the conclusion of an operating lease when our equipment is older and has incurred a certain amount of damage that the lessee is responsible for. The decision to sell the container is based upon a discounted cash flow model which includes rebillable costs. These rebillable costs are recorded as other revenues and are not recorded as a reduction in the impairment of leasing equipment held for sale. In 2009, we designated fewer reefer units for sale in anticipation of a future shortage in the market due to a lack of production. Reefer impairments accounted for $0.9 million of the decrease. Impairments on dry containers increased by $0.2 million due to a greater volume of units designated for sale due to the oversupply in the marketplace in 2009.

Interest Expense

Interest expense was $51.9 million for the year ended December 31, 2009 compared to $81.1 million for the year ended December 31, 2008, a decrease of $29.2 million or 36%. In connection with the 2009 Sale, we repaid the outstanding amount of $365.6 million on our Container asset-backed securitization Series 2006-2 note, reduced our Series 2006-1 note by $48.0 million, and paid swap related termination and modification fees of $37.9 million. This had a year over year impact of reducing interest costs by $19.7 million. The remainder of the $9.5 million decrease is primarily related to further repayments of our Series 2006-1 notes offset by additional borrowings in our CLI Funding III credit facility. The weighted average debt outstanding decreased by $493.1 million and the average interest rate increased from 6.17% to 6.32%.

Interest Income

Interest income was $2.7 million for the year ended December 31, 2009 compared to $1.1 million for the year ended December 31, 2008, an increase of $1.6 million. The increase is primarily attributable to the $89.1 million Shareholder Note with our Initial Shareholder in 2009, which is separately disclosed as a Shareholder Note in the Consolidated Balance Sheet. The loan bears interest at the annual rate of 4% and is payable upon demand. A total of $2.6 million of interest income was recorded on this note. The offsetting decrease of $1.0 million in interest income was attributable to lower average interest rates and lower average outstanding cash balances.

Loss on Terminations and Modification of Derivative Instruments

In January 2009, we incurred a one-time loss of $37.9 million on swap terminations and modification of derivative instruments.  Upon completion of the 2009 Sale, we extinguished the debt related to the containers sold and accordingly terminated and modified related swap agreements. Those one time terminations and modification required us to recognize previously deferred losses in the value of the swaps.

Gain on 2009 Sale

In January 2009, we received net proceeds of $454.2 million related to the 2009 Sale. The leasing assets sold had a book value of approximately $427.7 million, and we also sold accounts receivable at the amount of $10.9 million. This transaction resulted in a gain of approximately $15.6 million (or $15.4 million net of tax).

Loss on Retirement of Debt

Losses on retirements of debt obligations were $1.3 million in 2009 and $0.4 million in 2008.  These losses occurred when we wrote off previously capitalized debt issuance costs related to the pay off of the CLI Funding II Credit Facility in July 2008 and the pay off of our 2006-2 asset-backed securitization in January 2009.

Other Expense, Net

Other expense, net, was $4.3 million for the year ended December 31, 2009 compared to $0.7 million for the year ended December 31, 2008, an increase in net expense of $3.6 million. The increase in expense is due to a $3.3 million write off of equipment that has not been recovered from defaulted lessees and other losses on sales of equipment of $1.0 million offset by a default insurance recovery of $0.7 million.

Provision for Income Taxes

Provision for income taxes was $0.2 million in 2009. No provision was recorded in 2008. The increase in the provision for income taxes is due to an increase in liabilities in foreign jurisdictions.

Net Income

Net loss was $15.0 million for the year ended December 31, 2009 as compared to net income of $30.0 million for the year ended December 31, 2008, a decrease of $45.0 million or 150%. The decrease in net income was attributable to the items above and specifically the 2009 Sale and the overall weaker demand for containers in 2009. On an adjusted basis for the effects of the 2009 Sale, net income would have been $7.8 million for the year ended December 31, 2009 as compared to $10.3 million for the year ended December 31, 2008, a decrease of $2.5 million or 24%.

Adjusted Net Income

Adjusted net income was $17.2 million for the year ended December 31, 2009 compared to $38.9 million for the year ended December 31, 2008, a decrease of $21.7 million or 56%.  This change was due to all of the items listed above and the 2009 adjustments to add back $1.3 million of loss on retirement of debt, $37.9 million for losses on terminations and modification of derivative instruments, and the subtraction of the $15.4 million gain on the 2009 Sale.  On an adjusted basis for the effects of the 2009 Sale, Adjusted net income would have been $16.2 million for the year ended December 31, 2009 as compared to $18.9 million for the year ended December 31, 2008, a decrease of $2.7 million or 14%.

Adjusted net income is a measure of financial and operational performance that is not defined by U.S. GAAP.  See “Non-GAAP Measure” for the discussion of adjusted net income as a non-GAAP measure and the reconciliation of it to net income (loss).

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily from the following sources:

●
Revenues including operating lease revenues, total finance lease collections, billings to lessors for repairs and maintenance, and asset management fees. Cash flows from operating activities including the principal collections on finance leases were $178.8 million, $161.5 million and $250.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

●	Lines of credit and other secured borrowings, under which $794.2 million was outstanding and $190.0 million was available for borrowing as of December 31, 2010.

●	Sales of our older leasing equipment.

The decline in our revenue and cash provided by operating activities, including principal collections on finance leases in 2009 as a result of the 2009 Sale, coincided with a corresponding reduction in our liquidity requirements, specifically with regard to our debt obligations and cash interest expense.

We expect that our cash flows from our operations, principal collections on direct finance leases, existing credit facilities and sales of older equipment will be sufficient to meet our liquidity needs. Our current projections of cash flows from operations and the availability of funds under our revolving credit agreement are expected to be sufficient to fund our maturing debt and contractual obligations in the next several years. We will need to borrow funds to finance the purchases of new assets we intend to buy to expand our business in the next few years. No assurance can be made that we will be able to meet our financing and other liquidity needs as currently contemplated. See “Risk Factors—Our inability to service our debt obligations or to obtain additional financing as needed would have a material adverse effect on our business, financial condition and results of operations.” included elsewhere in this report.

Liquidity Needs to Acquire Equipment to be Leased

The acquisition of leasing assets fuels our growth. As a result, we expect to invest substantial funds to acquire containers and gensets, although there can be no assurances as to the timing and amount of such acquisitions. Since the beginning of 2004, we and our predecessor, including pre-acquisition spending by Interpool, have acquired an average of more than $300 million per year in containers and gensets. Going forward, provided there is sufficient demand, production capacity, appropriate pricing and available financing, we intend to invest in new containers at a level that is consistent with our historical investment activity. Based on our expected equipment retirement levels and the amortization on our existing direct finance lease portfolio, we believe that approximately 40% of our new investment would be to replace our existing fleet and the remainder would be to support growth. As of February 23, 2011, SeaCube has ordered approximately $207.9 million of new equipment for delivery through December 2011.  Of this amount, approximately $179.7 million, or 86%, has been committed to long-term leases.

Over the next several years, we expect that our single largest cash expenditure will be the purchase of containers. In order to finance these expenditures, we will actively seek to enter into new debt facilities with greater borrowing capacity to expand and/or replace our existing facilities, although there can be no assurance that we will be able to obtain any additional facilities. We believe that we will be able to generate or otherwise obtain sufficient capital to support our replacement and growth strategy that will enable us to pay dividends to holders of our common shares as contemplated by our dividend policy. However, deterioration in our performance, the credit markets or our inability to obtain additional financing on attractive terms, or at all, could limit our access to funding or drive the cost of capital higher than our current cost. In addition, any equity financing we may seek could have a dilutive effect on our shareholders. These factors, as well as numerous other factors detailed above in “Risk Factors,” could limit our ability to raise funds, further the growth of our business or pay dividends.

Cash Flow

Cash Flow Information for the Years Ended December 31, 2010, 2009 and 2008

The following table sets forth certain historical cash flow information for the years ended December 31, 2010, 2009 and 2008.

Cash Flows:	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
	(dollars in thousands)
Net cash provided by operating activities	$76,743	$50,966	$127,392
Net cash provided by (used in) investing activities	(82,353)	443,058	50,778
Net cash provided by (used in) financing activities	15,446	(516,541)	(159,070)
Effect of changes in exchange rates on cash and cash equivalents	18	(36)	321
Net increase (decrease) in cash and cash equivalents	$9,854	$(22,553)	$19,421

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

Net cash provided by operating activities was $76.7 million and $51.0 million for the year ended December 31, 2010 and 2009, respectively, a $25.8 million increase. The improvement in our working capital during the current year was the primary contributor for the increase as we had improved collections for our accounts receivable and for the accounts receivable on our managed accounts.  In addition, we had lower cash paid for interest of $5.9 million.

Net cash provided by (used in) investing activities was $(82.4) million and $443.1 million for the year ended December 31, 2010 and 2009, respectively. The main reason for this difference was that cash flows provided by investing activities for the year ended December 31, 2009 includes $454.2 million of cash proceeds from the 2009 Sale. In addition, we significantly increased our investment in leasing assets and direct finance leases over prior year levels by $135.7 million reflecting the improving demand for new containers in 2010.  Finally, there was $75.2 million of lower cash uses related to the Shareholder Note in the current year.

Net cash provided by (used in) financing activities was $15.4 million and $(516.5) million for the year ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2009, we reduced our outstanding debt by $413.9 million more than we reduced our debt during the year ended December 31, 2010.  The greater reduction in the prior year was primarily due to the 2009 Sale.  Additionally, in connection with the 2009 Sale and the retirement of the related debt, we terminated certain interest rate swap agreements and modified certain other swap agreements which required us to pay $37.9 million in termination and modification fees.  We also paid $60.0 million in dividends to our Initial Shareholder following the 2009 Sale.  Dividends paid for the year ended December 31, 2010 were $2.8 million.  Finally, the current year financing activities included net proceeds from our IPO of $27.3 million.

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

Net cash provided by operating activities was $51.0 million and $127.4 million for the year ended December 31, 2009 and 2008, respectively, a $76.4 million decrease.  The decrease was primarily due to the 2009 Sale which lowered our gross profits by $74.1 million. Offsetting the lower gross profit amounts was a reduction in cash interest paid of $27.8 million. The remaining decrease in cash from operating activities of $30.1 million is attributable to other changes in working capital caused primarily by additional declines in gross profits, longer collection cycles in accounts receivable and the timing of payments made to owners of equipment that we manage.

Net cash provided by investing activities was $443.1 million and $50.8 million for the year ended December 31, 2009 and 2008, respectively, a $392.3 million increase. Cash flows provided by investing activities for the year ended December 31, 2009 includes $454.2 million of cash proceeds from the 2009 Sale. We also reduced our investment in leasing assets over prior year levels by $52.3 million reflecting the weakening of demand for new containers in 2009 as a result of the general worldwide economic slowdown. We also had reductions in cash flows provided by investing activities primarily due to our $89.1 million loan to our Initial Shareholder under a demand note bearing interest at 4% per annum. We received $15.2 million less in proceeds from sales of leasing equipment due to the reduction in the overall size of our fleet after the 2009 Sale. Additionally, we received $12.3 million less in principal repayments on direct finance lease receivables due in part to the 2009 Sale and an increase in our direct finance lease portfolio coming from $34.0 million in lease agreements reclassified from operating leases and new investments of $55.2 million. New investments in direct finance leases amortize the principal balances more slowly than the outstanding receivables in our existing portfolio. The remaining increase of $2.4 million is primarily the result of decreases in our restricted cash balances due to having lower required cash balances as our debt balances were also reduced in 2009.

Net cash used by financing activities was $516.5 million and $159.1 million for the year ended December 31, 2009 and 2008, respectively, a $357.4 million decrease to cash flow. Although we reduced our outstanding debt in both 2008 and 2009, debt was reduced by an additional $260.6 million in 2009 over the 2008 reductions. The net reduction was primarily due to the 2009 Sale. Additionally, in connection with the 2009 Sale and the retirement of the related debt, we terminated certain interest rate swap agreements and modified certain other swap agreements thereby requiring us to pay $37.9 million in termination and modification fees. We also paid $60.0 million in dividends to our Initial Shareholder during 2009 following the 2009 Sale. Fees paid for debt issuance cost decreased by $0.5 million from prior year levels.

Contractual Obligations and Commitments

The following table summarizes our various contractual obligations in order of their maturity dates as of December 31, 2010.  For a discussion of certain financing activities and purchase commitments since December 31, 2010, which affect the amounts shown in the table below, see “—Liquidity and Capital Resources” above.

	As of	Maturity in Years
	December 31, 2010	Less than 1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
	(dollars in thousands)
Container Revolving Credit Facility	$20,000	$—	$—	$20,000	$—	$—	$—
Container Asset-Backed Securitizations	352,299	62,170	62,170	62,170	62,170	62,170	41,449
CLI Funding III Credit Facility	311,903	62,058	53,953	49,341	75,165	25,314	46,072
CLI Funding IV Credit Facility	110,000	5,867	8,800	8,800	8,800	8,800	68,933
Lease Asset Purchase Commitments	157,117	157,117	—	—	—	—	—
Interest Payments	115,169	35,739	28,547	22,237	15,171	9,460	4,015
Operating Leases	1,346	596	479	227	44	—	—
Total	$1,067,834	$323,547	$153,949	$162,775	$161,350	$105,744	$160,469

Our contractual obligations consist of principal and interest payments related to our revolving credit facilities and our asset-backed securitizations, container purchase commitments, and operating lease payments for our facilities. Interest payments are based upon the net effect of swapping our variable interest rate payments for fixed rate payments consistently applied and in accordance with our policy.

Container Revolving Credit Facility

CLI had a two-year senior secured revolving credit facility, which allowed for maximum borrowings of $100.0 million. The agreement included a $10.0 million sub-limit for letters of credit. On August 19, 2008, the facility was renewed for a term of one year and reduced the total facility size to $50.0 million. On August 19, 2009, this facility was reduced to $25.0 million and renewed for a term of one year. On January 26, 2010, the facility was amended to increase the amounts available to $40.0 million. The terms of the amendment included a declining advance rate and an increased interest rate spread depending upon the amounts drawn.

On November 3, 2010, CLI executed a $120 million revolving credit facility (with a $10 million letters of credit sublimit) (the “Container Revolving Credit Facility”), which replaces the previous revolving credit facility. All amounts borrowed under the previous credit agreement have been repaid in full. Proceeds of loans under the Container Revolving Credit Facility are available to be used for working capital and general corporate purposes.  The commitments of the lenders are for three (3) years, with a maturity date of November 3, 2013, and may be extended for an additional 364 days , subject to payment of an extension fee and satisfaction of certain other conditions.  The loans bear interest, at CLI's option, at the rate per annum equal to either (i) the greater of (a) the prime lending rate, plus 2% and (b) the Federal Funds Effective Rate plus 1/2 of 1% plus 2% or (ii) the LIBOR rate determined for the applicable interest period, plus 3%.

The Container Revolving Credit Facility contains typical representations and covenants for loans of this type that, among other things and subject to exceptions set forth in the Agreement, restrict the ability of CLI and certain restricted subsidiaries, to incur indebtedness and/or create liens against its assets and/or to make investments, to dispose of assets, to merge or consolidate with any other person, to engage in transactions with affiliates except on an arm's-length basis in the ordinary course of business, or  to incur certain restrictions or prohibitions on granting liens and/or making distributions, dividends or similar payments. In addition, CLI shall not permit the tangible net worth of CLI and its subsidiaries at any time to be less than $200 million. CLI will also be required to comply with a maximum consolidated leverage ratio of 5.25 times adjusted EBITDA through the third anniversary of the facility and of 5.00 times adjusted EBITDA with respect to the time period thereafter.

The Container Revolving Credit Facility also provides for customary events of default, including payment defaults, failure to comply with covenants, bankruptcy or insolvency, and change of control. Any event of default could, subject to applicable notice and timing requirements, result in termination of all commitments and loans and all amounts owed and other loan documents could become immediately due and payable.

CLI pledged certain assets for the benefit of the secured parties as collateral security for the payment and performance of obligations under the facility and other loan documents and under the guaranty. The pledged assets included, among other things, marine and intermodal containers, gensets and equity interests in certain subsidiaries and all proceeds of any and all of the foregoing.  As of December 31, 2010, the outstanding balance was $20.0 million.  Balances borrowed during 2009 were repaid and there was no balance outstanding at December 31, 2009. The weighted-average interest rate for the years ended December 31, 2010 and 2009 was 4.28% and 4.34% excluding unused fees and the amortization of up-front costs, respectively.

Container Asset-Backed Securitizations

On August 24, 2006, CLI entered into the Container Asset-Backed Securitizations (as defined below). CLI contributed certain eligible containers, together with related leases, to CLI Funding LLC, a special purpose entity (“SPE”) whose primary business activity is to issue asset-backed notes. The SPE is one of our wholly owned subsidiaries. These borrowings are an obligation of the SPE, and the lenders’ recourse in respect of the borrowings is generally limited to the collections that the 2006 SPE receives on the assets.

The Series 2006-1 Notes (as defined below) bear interest at the rate of one-month LIBOR plus a margin. The Series 2006-2 Notes (as defined below), which were repaid in full on January 20, 2009 upon the culmination of the 2009 Sale, bore interest at (i) a rate equal to the sum of the commercial paper rate (determined in accordance with the Series 2006-2 Supplement) and a margin, if the advance has been funded through the issuance of commercial paper, (ii) a rate equal to the quotient of (a) LIBOR divided by (b) the Federal Reserve’s Eurodollar Reserve Rate plus a margin, if the advance is funded utilizing a source of funds for which interest is determined by reference to LIBOR or (iii) the greater of (a) the prime rate as set forth by the agent under the agreement plus a margin or (b) the Federal Funds Rate plus a margin, if the advance is funded utilizing a source of funds for which interest is determined by reference to some rate other than LIBOR and is not funded with commercial paper. The SPE paid a commitment fee in connection with the Series 2006-2 Notes to each note holder on the total available commitments of such note holder.

At no time shall the outstanding amount of the Series 2006-1 Notes exceed the asset base, which at any time is the sum in the aggregate of 85% of the net book value of eligible containers that are not then subject to a direct finance lease, plus 85% of the net value of the direct finance lease receivables of all eligible containers that are then subject to a direct finance lease, plus the amount then on deposit in the restricted cash account. If the outstanding loans exceed the asset base at any time, the SPE will be required to repay the excess for application toward repayment of the amount of the Series 2006 Notes. Failure by the SPE to repay such excess amount within 90 days is an event of default. The Container Securitization Documents contain typical representations and covenants for indebtedness of this type. The unpaid principal amount of the Series 2006-1 Notes, together with interest and all other related amounts, is scheduled to be repaid in full by August 2016, and is otherwise due and payable in full by August 2021.

The outstanding balance of the Series 2006-2 Notes and $48.0 million of the Series 2006-1 Notes were repaid in conjunction with the 2009 Sale on January 20, 2009.  At December 31, 2010 and 2009, the amount outstanding under this facility was $352.3 million and $414.5 million, respectively. The weighted-average interest rate for the years ended December 31, 2010 and 2009 was 6.49% and 5.47%, respectively.

CLI Funding III Credit Facility

On October 31, 2007, our wholly owned subsidiary CLI Funding III LLC, a special purpose vehicle incorporated under the laws of Delaware, entered into a $300.0 million senior secured credit facility to finance a portfolio of container finance leases and certain new container finance leases acquired in the future. The facility was amended on April 22, 2008, increasing the facility size to $400.0 million. The facility had a two-year revolving period, during which additional finance leases could be added to the portfolio, followed by a term-out period not to exceed ten years during which the facility amortizes. Borrowings under the facility are limited to a maximum of 85% of the present value of finance lease receivables throughout the facility’s 12-year term and bear interest at a rate equal to LIBOR or a Cost of Funds rate (as defined in the agreement) plus a margin. CLI has guaranteed the payment obligations of CLI Funding III LLC.

At December 31, 2010 and 2009, the amount outstanding under this facility was $311.9 million and $383.8 million, respectively. The weighted-average interest rate for the years ended December 31, 2010 and 2009 was 4.81% and 5.87%, respectively.

CLI Funding IV Credit Facility

On May 18, 2010, our indirect wholly owned subsidiary, CLI Funding IV LLC, a special purpose vehicle formed under the laws of Delaware, entered into a $200 million revolving loan credit agreement (the “CLI Funding IV Credit Facility”) to finance new container purchases in the future. The facility has a one year revolving period, which expires on May 17, 2011, and may be extended by the lenders, upon the borrower’s request, for a subsequent 364 day period from the existing scheduled termination date, during which new containers and leases can be added to the portfolio. After the revolving credit period expires (subject to any extensions), the facility converts to a 5 year amortizing term loan. Borrowings under the facility are limited to a maximum of 80% of the eligible equipment’s net book value, 80% of the net present value of eligible finance leases, plus 100% of the restricted cash accounts and borrowings under this facility bear interest at a rate equal to LIBOR plus a margin.

At December 31, 2010, the amount outstanding under this facility was $110.0 million.  The weighted-average interest rate for the year ended December 31, 2010 was 4.12%.

Covenants

Under the Company’s debt instruments, the Company is required to maintain certain financial covenants (as defined in each agreement).  The primary financial covenants to which the Company is subject to are as follows:

●	Minimum Consolidated Tangible Net Worth (“TNW”).

●	Maximum consolidated indebtedness ratio to EBITDA

At December 31, 2010, the Company was in compliance with all covenants.

Commitments

Container Purchase Commitments

The container purchase commitments are related to purchase orders we place for containers, both refrigerated and dry, and complementary equipment in the normal course of business. We do not bear the risks and rewards of ownership and therefore have not recorded an asset or a liability related to these commitments. We also had obligations to purchase containers of $157.1 million at December 31, 2010. As of February 23, 2011, SeaCube has ordered approximately $207.9 million of new equipment for delivery through December 2011.  Of this amount, approximately $179.7 million, or 86%, has been committed to long-term leases.

Operating Leases

We are a party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2014. Minimum rent payments under our material leases were $1.3 million as of December 31, 2010.

Inflation

Management believes that inflation has not had a material adverse effect on the results of our operations. In the past, the effects of inflation on administrative and operating expenses have been largely offset through economies of scale achieved through expansion of the business.

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

The following table shows the reconciliation of net income (loss), the most directly comparable U.S. GAAP measure to adjusted net income:

	Year Ended December 31,
	2010	2009	2008
Net income (loss)	$29,620	$(15,004)	$30,036
Non-cash interest expense, net of tax	5,088	8,366	8,418
Loss on retirement of debt, net of tax	—	1,317	413
Loss on terminations and modifications of derivative instruments	—	37,922	—
Gain on 2009 Sale, net of tax	—	(15,427)	—
Adjusted net income	$34,708	$17,174	$38,867

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under the circumstances and re-evaluate them on an ongoing basis. Those estimates form the basis for our judgments that affect the amounts reported in the financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 “Summary of Significant Accounting Policies” to our audited consolidated financial statements that appear elsewhere in this report.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Although we believe the policies summarized below to be the most critical, other accounting policies also have significant effect on our financial statements and certain of these policies also require the use of estimates and assumptions.

Revenue Recognition

Our primary sources of equipment leasing revenue are derived from operating leases and revenue earned on direct finance leases.

Revenue Recognition—Equipment Leasing Revenue

We generate equipment leasing revenue through short-term and long-term leases with shipping lines and ocean carriers. In the majority of our transactions, we act as the lessor of leasing equipment for a specified period of time and at a specified per diem rate. Revenue is recognized on a straight-line basis over the life of the respective lease.

Revenue Recognition—Direct Finance Revenue

We enter into direct finance leases as lessor of equipment that we own. In most instances, the leases include a bargain purchase option to purchase the leased equipment at the end of the lease term. The Net investment in direct finance leases represents the receivables due from lessees, net of unearned income. The lease payments are segregated into principal and interest components similar to a loan. Unearned income is recognized on an effective interest basis over the life of the lease term and is recorded as finance revenue in the Consolidated Statements of Operations. The principal component of the lease payment is reflected as a reduction to the Net investment in finance leases.

Revenue Recognition—Other Revenue

Other revenue includes fees that our customers are contractually obligated to pay to return equipment to a leasable condition as well as fees for third party positioning of equipment. When a lessee leases equipment from us, the lessee is contractually obligated to return the equipment in a leasable condition according to predetermined standards. Upon redelivery of the units, we bill the lessee for the expected cost to repair the equipment based on a repair survey performed at the depot. When the equipment comes off lease, estimates of the cost to repair the equipment are prepared. We bill the lessee based on this estimate and record maintenance and repair revenue at that time. In accordance with Revenue-Revenue Recognition—Principal Agent Considerations Topic, we recognize billings to customers for damages incurred and certain other pass-through costs as revenue. We recognize gross revenues from these pass-through costs as we are the primary obligor with respect to purchasing goods and services from third parties; we generally have the discretion in selection of the repair service provider; and we generally have the credit risk because the services are purchased prior to reimbursement being received.

Other revenue includes fees earned on the management of container equipment for third party owners.

Leasing Equipment

Leasing equipment includes refrigerated and dry containers and gensets, which are stated at cost less accumulated depreciation. Residual values are evaluated annually or sooner if market conditions cause our estimates to change significantly. We estimate residual values based on fair market values and prior history. We account for initial direct costs in the acquisition of leases in accordance with the Leases FASB Topic 840. In certain circumstances, we will prepay commissions to sales agents when they have closed equipment lease transactions. For both operating and direct finance leases, we capitalize those commission payments and amortize them over the initial lease term or the earliest date that the lease may be terminated.

Containers

Containers are recorded at cost and depreciated to an estimated residual value on a straight-line basis over the estimated useful life of the equipment. The estimated useful life for our reefers is 15 years from the date of service and 12.5 years for dry containers. Residual values for reefers are estimated to be 10% of their original cost and dry containers residual values are estimated to be 37% of their original cost. Cost incurred to place the new equipment into service, including costs to transport the equipment to its initial on-hire location, are capitalized. We recognize repair and maintenance costs that do not extend the lives of our assets as incurred and include them in Direct operating expenses in the Consolidated Statements of Operations.

Gensets

Gensets are recorded at cost and depreciated to an estimated residual value on a straight-line basis over the estimated useful life of the equipment. Gensets are depreciated over a 12 year life from the date of service. Residual values for gensets are estimated to be 10% of their original cost.

Direct Finance Leases

Direct finance leases are recorded at the aggregated future minimum lease payments, including any bargain or economically compelled purchase options granted to the customer, less unearned income. Management performs annual reviews of the estimated residual values.

Accounting for Customer Defaults

We have sought to reduce credit risk by maintaining insurance against loss of equipment (and to a limited extent, loss of lease revenue) due to customer insolvency. We cease the recognition of lease revenues for amounts billable to the lessee after the lease default date at the time we determine that such amounts are not probable of collection from the lessee. In connection with the accounting for the insurance policy, we record a reduction to our expenses in the period when the insurance proceeds are received.

Leasing Equipment Held for Sale

In accordance with the Property, Plant and Equipment Topic, leasing equipment held for sale are stated at the lower of carrying value or fair value less estimated costs to sell. Leasing assets held for sale are not depreciated and related deferred costs are not amortized. Leasing assets held for sale are recorded at the lower of cost or fair market value. The majority of our impairments occur at the conclusion of an operating lease whereby our equipment is of an advanced age with a certain amount of damage that the lessee is responsible for. The decision to categorize the equipment as “held for sale” is based upon a discounted cash flow model which includes costs rebillable to the lessee. These costs are recorded as other revenues and are not recorded as a reduction of the impairment on leasing assets.

Sales of Leasing Equipment

We record the gains and losses from the sales of leasing equipment as part of other expense, net on the Consolidated Statement of Operations. Gains and losses are recognized upon completion of the sale based upon the sales price and the book value of the equipment.

Impairment of Leasing Equipment

In accordance with the Property, Plant and Equipment Topic, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our leasing equipment for impairment when events or changes in circumstances indicate that the carrying amount of the asset group as a whole may not be recoverable. Impairment exists when the carrying value of leasing assets taken as a whole exceeds the sum of the related undiscounted cash flows. Our review for impairment includes considering the existence of impairment indicators including third party appraisals of our equipment, adverse changes in market conditions for specific long-lived assets and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of our equipment. When indicators of impairment suggest that the carrying value of our leasing assets may not be recoverable, we determine whether the impairment recognition criteria have been met by evaluating whether the carrying value of the leasing assets taken as a whole exceeds the related undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. The preparation of the related undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the assets estimated downtime between re-leasing events and the amount of re-leasing costs.

Additionally, we test our equipment for impairment when equipment comes off lease and a determination is made as to whether the carrying value of the equipment exceeds its estimated future undiscounted cash flows.

If we determine that the carrying value may not be recoverable, we will assess the fair values of the assets. In determining the fair value of the assets, we consider market trends, published values for similar assets, recent transactions of similar assets and quotes from third party appraisers. If the carrying amount of the equipment coming off lease exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value.

Provision for Doubtful Accounts

Our allowance for doubtful accounts is based upon a periodic review of the collectability of our receivables on a customer-by-customer basis for those accounts which we believe may be experiencing difficulties in meeting their payment terms or have had such difficulties in the past. The determination of the amount of the allowance for the doubtful account for each of these customers is based upon several factors including: their credit rating, their prior payment history, discussions with the customers’ management, and current events we are involved in that could have financial implications. For all remaining accounts, we apply a delinquency factor based upon prior history to the total amount due in order to determine the allowance for doubtful accounts. The delinquency factor represents the best estimate of those accounts that will become uncollectible. Changes in economic conditions may require a reassessment of the risk and could result in additions or deductions to the allowance for doubtful accounts. We believe our allowance for doubtful accounts is adequate to provide for credit losses inherent in our existing receivables. However, actual losses could exceed the amounts provided for in certain periods.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize in the consolidated statement of operations and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold a tax reserve is established and no benefit is recognized.  Potential interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense.

Business Combinations

A component of our growth strategy has been to acquire and integrate businesses that complement our existing operations.  In accordance with the Business Combinations Topic, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value at the date of purchase. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill.

The fair value of acquired businesses is determined based on valuations performed by independent valuation specialists under management’s supervision, if necessary. We believe the estimated fair values determined for our acquisitions and allocated to assets acquired and liabilities assumed are based on reasonable assumptions. Such assumptions are not certain and may not be indicative of actual performance. Therefore, actual results could differ from those estimates.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with Intangibles—Goodwill and Other Topic, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We evaluate the recoverability of goodwill using a two-step impairment test approach. Management has determined that we have one reporting unit.

In the first step, the fair value is compared to its carrying value including goodwill.  Estimates of fair value are based on a number of factors, including quoted market prices and discounted cash flow analysis based on current operating forecasts and long range projections.  If the fair value is less than the carrying value, a second step is performed which compares the implied fair value of the goodwill to the carrying value of the goodwill. The implied fair value of the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities. If the implied fair value of the goodwill is less than the carrying value, the difference is recognized as an impairment charge.

We performed our impairment assessment of goodwill using consistent methodologies and concluded that fair value substantially exceeded carrying value and no impairment existed for the years ended December 31, 2010, 2009 and 2008.

Derivatives Instruments and Hedging Activities

We account for derivative instruments in accordance with the Derivatives and Hedging Topic, which requires that all derivative instruments be recorded on the balance sheet at their fair value and establishes criteria for both the designation and effectiveness of hedging activities.

In order to reduce interest rate risk, we have and may enter into interest rate swap agreements from time to time where we would receive floating rate payments in exchange for fixed rate payments, effectively converting a floating rate borrowing to fixed rate. We intend to hedge only the risk related to changes in the benchmark interest rate (LIBOR). We do not enter into other derivative financial instruments for trading or speculative purposes.

We face credit risk if the counterparties to these transactions are unable to perform their obligations. However, we seek to minimize this risk by entering into transactions with counterparties that are major financial institutions with high credit ratings.

New Accounting Pronouncements

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

Pending Adoption

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements (“ASU 2009-13”), which amends ASC 605-25, Revenue Recognition—Multiple Element Arrangements, to require the use of management’s best estimate of selling price for individual elements of an arrangement when vendor-specific objective evidence or third-party evidence is unavailable. Additionally, it eliminates the residual method of revenue recognition in accounting for multiple deliverable arrangements and significantly expands the disclosures required for multiple deliverable arrangements. The revised guidance provides entities with the option of adopting the revisions retrospectively for all periods presented or prospectively for all revenue arrangements entered into or materially modified after the date of adoption. The Company will apply ASU 2009-13 prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not expect ASU 2009-13 to have a material impact on the Company’s Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2010.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risk

We have long-term debt obligations that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. We have entered into interest rate swap agreements to mitigate the impact of changes in interest rates that may result from fluctuations in the variable rates of interest accrued by our long-term debt obligations. Based on the debt obligation payable as of December 31, 2010, we estimate that cash flows from interest expense relating to variable rate debt and the relevant interest rate swap agreement would increase (decrease) by $0.03 million on an annual basis in the event interest rates were to increase (decrease) by 10%.

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

Provision for Doubtful Accounts

The provision for doubtful accounts includes our estimate of allowances necessary for receivables on both operating and direct financing lease receivables. The provision for doubtful accounts is developed based on two key components (1) specific reserves for receivables which are impaired for which management believes full collection is doubtful and (2) reserves for estimated losses inherent in the receivables based upon historical trends. We believe our provision for doubtful accounts is adequate to provide for credit losses inherent in our accounts receivable. The provision for doubtful accounts requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. In addition, changes in economic conditions or other events may necessitate additions or deductions to the provision for doubtful accounts. Direct financing leases are evaluated on a case-by-case basis. When evaluating our operating and direct financing lease receivables for impairment, we consider, among other things, the level of past due amounts of the respective receivable, the borrower’s financial condition, credit quality indicators of the borrower, the value of underlying collateral and third party credit enhancements such as guarantees and insurance policies. Once a direct financing lease is determined to be non-performing, our procedures provide for the following events to take place in order to evaluate collectability:

●	The past due amounts are reclassified to accounts receivable,

●	The equipment value supporting such direct financing lease is reclassified to leasing equipment, and

●	Collectability is evaluated, taking into consideration equipment book value and the total outstanding receivable, as well as the likelihood of collection through the recovery of equipment.

The adequacy of our provision for doubtful accounts is provided based upon a monthly review of the collectability of our receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions, as well as the value of underlying collateral in the case of direct financing lease receivables.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and notes thereto, referred to in Item 15 of this Form 10-K, are filed as part of this report and appear in this Form 10-K beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the sections captioned “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2010.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference from the section captioned “Executive Compensation” in the 2011 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the section captioned “Security Ownership of Management and Certain Beneficial Owners” in the 2011 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the section captioned “Certain Relationships and Related Transactions” in the 2011 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2010.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from the section captioned “Fees Paid to Independent Registered Accounting Firm” in the 2011 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2010.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(A)	1.	Consolidated Financial Statements

The following financial statements are included pursuant to Item 8 of this report:

(A)	2.	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2010, 2009 and 2008	F-33

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying consolidated financial statements or notes thereto.

(A)	3.	List of Exhibits

Exhibit No.	Description
3.1	Memorandum of Association (incorporated by reference to Exhibit 3.1 of Amendment No. 5 to SeaCubes’s Registration Statement on Form S-1, filed with the SEC on October 12, 2010)
3.2	Bye-laws (incorporated by reference to Exhibit 3.2 of the SeaCube’s Form 10-Q, filed with the SEC on November 12, 2010)
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to SeaCubes’s Registration Statement on Form S-1, filed with the SEC on June 4, 2010)
4.2
Shareholders Agreement by and between SeaCube Container Leasing Ltd. and Seacastle Operating Company Ltd. (incorporated by reference to Exhibit 4.2 of the SeaCube’s Form 10-Q, filed with the SEC on November 12, 2010)

10.1
Form of SeaCube Container Leasing Ltd. 2010 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Amendment No. 3 to SeaCubes’s Registration Statement on Form S-1, filed with the SEC on June 4, 2010)

10.2	Form of Director Restricted Share Agreement (incorporated by reference to Exhibit 10.2 of Amendment No. 3 to SeaCubes’s Registration Statement on Form S-1, filed with the SEC on June 4, 2010)
10.3
Third Amended and Restated Revolving Credit Agreement, dated as of January 26, 2010, by and among Container Leasing International, LLC (d/b/a Carlisle Leasing International, LLC and/or Seacastle Container Leasing, LLC), as the Borrower, Deutsche Bank Securities Inc., as the Lead Arranger, Deutsche Bank Trust Company Americas, as the Administrative Agent and Lender, and the other Lenders referred to therein (incorporated by reference to Exhibit 10.3 of SeaCubes’s Registration Statement on Form S-1, filed with the SEC on March 29, 2010)

Exhibit No.	Description
10.4
Second Amended and Restated Intercreditor Collateral Agreement, dated as of October 26, 2001, as amended and restated as of August 24, 2006, by and among Container Leasing International, LLC (d/b/a Carlisle Leasing International, LLC), CLI Funding LLC, US Bank National Association as Trustee and as Collateral Agent, Deutsche Bank Trust Company Americas as Revolver Agent and various other parties from time to time parties thereto (incorporated by reference to Exhibit 10.4 of SeaCubes’s Registration Statement on Form S-1, filed with the SEC on March 29, 2010)

10.5
Supplemental Agreement, dated as of January 20, 2009, to the Second Amended and Restated Intercreditor Collateral Agreement, dated as of August 24, 2006, by and among Container Leasing International, LLC (d/b/a Carlisle Leasing International, LLC), GL Finance I Ltd., GL Finance II Ltd. and ING Bank, N.V., as agent (incorporated by reference to Exhibit 10.5 of SeaCubes’s Registration Statement on Form S-1, filed with the SEC on March 29, 2010)

10.6
Second Amended and Restated Indenture, dated as of August 24, 2006, between CLI Funding LLC, as Issuer, and U.S. Bank National Association, as Indenture Trustee and individually as a Securities Intermediary (incorporated by reference to Exhibit 10.6 of SeaCubes’s Registration Statement on Form S-1, filed with the SEC on March 29, 2010)

10.7
Series 2006-1 Supplement, dated as August 24, 2006, between CLI Funding LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.7 of SeaCubes’s Registration Statement on Form S-1, filed with the SEC on March 29, 2010)

10.8
Amendment Number 1 to the Second Amended and Restated Indenture, dated as of April 26, 2007, between CLI Funding LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.8 of SeaCubes’s Registration Statement on Form S-1, filed with the SEC on March 29, 2010)

10.9
Amendment Number 2 to the Second Amended and Restated Indenture, dated as of August 21, 2008, between CLI Funding LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.9 of SeaCubes’s Registration Statement on Form S-1, filed with the SEC on March 29, 2010)

10.10
Credit Agreement, dated as of October 31, 2007, among CLI Funding III LLC, as Borrower, the lenders from time to time party thereto, and ING Bank N.V., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.10 of SeaCubes’s Registration Statement on Form S-1, filed with the SEC on March 29, 2010)

10.11
Amendment No. 1, dated January 31, 2008, to the Credit Agreement, dated as of October 31, 2007, among CLI Funding III LLC, as Borrower, the lenders from time to time party thereto, and ING Bank N.V., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.11 of SeaCubes’s Registration Statement on Form S-1, filed with the SEC on March 29, 2010)

10.12
Amendment No. 2, dated March 31, 2008, to the Credit Agreement, dated as of October 31, 2007, among CLI Funding III LLC, as Borrower, the lenders from time to time party thereto, and ING Bank N.V., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.12 of SeaCubes’s Registration Statement on Form S-1, filed with the SEC on March 29, 2010)

10.13
Amendment No. 3, dated April 22, 2008, to the Credit Agreement, dated as of October 31, 2007, among CLI Funding III LLC, as Borrower, the lenders from time to time party thereto, and ING Bank N.V., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.13 of SeaCubes’s Registration Statement on Form S-1, filed with the SEC on March 29, 2010)

10.14
Guaranty, dated as of October 31, 2007, made by Container Leasing International, LLC (d/b/a Carlisle Leasing International, LLC), as Guarantor (incorporated by reference to Exhibit 10.14 of SeaCubes’s Registration Statement on Form S-1, filed with the SEC on March 29, 2010)

10.15
Credit Agreement, dated as of May 18, 2010, by and among CLI Funding IV LLC, as Borrower, Wells Fargo Bank, National Association and other lenders from time to time party thereto, as Lenders, and Wells Fargo Securities LLC, as Administrative Agent (incorporated by reference to Exhibit 10.15 of Amendment No. 2 to SeaCubes’s Registration Statement on Form S-1, filed with the SEC on May 20, 2010)

Exhibit No.	Description
10.16
Form of Indemnification Agreement with directors and officers (incorporated by reference to Exhibit 10.16 of Amendment No. 3 to SeaCubes’s Registration Statement on Form S-1, filed with the SEC on June 4, 2010)

10.17
Employment Agreement, dated May 13, 2010, by and among SeaCube Container Leasing Ltd., Container Leasing International, LLC and Joseph Kwok (incorporated by reference to Exhibit 10.17 of Amendment No. 2 to SeaCubes’s Registration Statement on Form S-1, filed with the SEC on May 20, 2010)

10.18
Employment Agreement, dated May 18, 2010, by and among SeaCube Container Leasing Ltd., Container Leasing International, LLC and Stephen P. Bishop (incorporated by reference to Exhibit 10.18 of Amendment No. 2 to SeaCubes’s Registration Statement on Form S-1, filed with the SEC on May 20, 2010)

10.19
Restricted Share Exchange Agreement, dated as of April 23, 2010, by and among Seacastle Inc., SeaCube Container Leasing Ltd., Seacastle Operating Company Ltd., Container Leasing International,  LLC and Stephen P. Bishop (incorporated by reference to Exhibit 10.19 of Amendment No. 3 to SeaCubes’s Registration Statement on Form S-1, filed with the SEC on June 4, 2010)

10.20
Restricted Share Exchange Agreement, dated as of April 23, 2010, by and among Seacastle Inc., SeaCube Container Leasing Ltd., Seacastle Operating Company Ltd., Container Leasing International,  LLC and Lisa Leach (incorporated by reference to Exhibit 10.20 of Amendment No. 5 to SeaCubes’s Registration Statement on Form S-1, filed with the SEC on October 12, 2010)

10.21
Fourth Amended and Restated Revolving Credit Agreement, dated as of November 3, 2010, by and among Container Leasing International, LLC (d/b/a Carlisle Leasing International, LLC and/or Seacastle Container Leasing, LLC and/or SeaCube Containers, LLC), as the Borrower, Deutsche Bank Securities Inc., JP Morgan Securities, Inc. and Citigroup Global Markets, Inc. each as a Lead Arranger, Deutsche Bank Trust Company Americas, as the Administrative Agent and Lender, and the other Lenders referred to therein (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on November 9, 2010)

21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Harrison Consulting
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date:	March 10, 2011

SEACUBE CONTAINER LEASING LTD.
Registrant

		By:	/s/Stephen P. Bishop
Stephen P. Bishop
Chief Operating and Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated and on the date indicated.

Name	Title	Date

/s/ Joseph Kwok	Chief Executive Officer	March 10, 2011
Joseph Kwok	(Principal Executive Officer)

/s/ Stephen P. Bishop	Chief Operating Officer and Chief	March 10, 2011
Stephen P. Bishop	Financial Officer (Principal Financial and
Accounting Officer)

/s/ Joseph P. Adams, Jr	Chairman of the Board of Directors	March 10, 2011
Joseph P. Adams, Jr.

/s/ Jonathan G. Atkeson	Director	March 10, 2011
Jonathan G. Atkeson

/s/ Paul R. Goodwin	Director	March 10, 2011
Paul R. Goodwin

/s/ Douglas A. Hacker	Director	March 10, 2011
Douglas A. Hacker

/s/ Donald P. Hamm	Director	March 10, 2011
Donald P. Hamm

INDEX OF FINANCIAL STATEMENTS

SeaCube Container Leasing Ltd.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
SeaCube Container Leasing Ltd.

We have audited the accompanying consolidated balance sheets of SeaCube Container Leasing Ltd. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2.  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SeaCube Container Leasing Ltd. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
MetroPark, New Jersey
March 10, 2011

SeaCube Container Leasing Ltd.
Consolidated Balance Sheets
(Amounts in thousands, except for share amounts)

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$17,868	$8,014
Restricted cash	17,132	22,060
Accounts receivable, net of allowance of $2,957 and $3,199, respectively	27,168	29,802
Net investment in direct finance leases	516,158	555,990
Leasing equipment, net of accumulated depreciation of $141,783 and $116,518, respectively	476,566	360,847
Goodwill	22,483	22,483
Shareholder note	8,247	89,116
Other assets	12,605	8,917
Total assets	$1,098,227	$1,097,229
Liabilities and shareholders’ equity
Liabilities:
Accounts payable	$600	$266
Accrued expenses and other liabilities	62,847	16,883
Fair value of derivative instruments	45,496	43,304
Deferred income	2,370	4,038
Deferred income taxes	3,406	120
Debt:
Due within one year	130,095	131,270
Due after one year	664,107	666,994
Total debt	794,202	798,264
Total liabilities	908,921	862,875
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized	—	—
Common shares, $0.01 par value, 400,000,000 shares authorized; 20,017,812 shares issued and outstanding at December 31, 2010; 16,000,000 shares issued and outstanding at December 31, 2009	200	160
Additional paid in capital	217,789	289,826
Retained earnings (deficit)	12,030	(13,586)
Accumulated other comprehensive loss	(40,713)	(42,046)
Total shareholders’ equity	189,306	234,354
Total liabilities and shareholders’ equity	$1,098,227	$1,097,229

See accompanying notes.

SeaCube Container Leasing Ltd.
Consolidated Statements of Operations
(Amounts in thousands, except for per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Equipment leasing revenue	$73,404	$74,268	$168,868
Finance revenue	51,627	54,198	58,803
Other revenue	12,218	13,407	11,148
Total revenues	137,249	141,873	238,819
Expenses:
Direct operating expenses	6,139	9,073	13,780
Selling, general and administrative expenses	21,853	21,983	26,215
Depreciation expenses	35,341	37,769	79,491
Provision for doubtful accounts	(1,693)	4,678	1,468
Impairment of leasing equipment held for sale	1,343	5,974	6,688
Interest expense, including non-cash interest of $5,224, $8,450 and $8,418, respectively	44,522	51,922	81,114
Interest income	(1,055)	(2,690)	(1,055)
Loss on terminations and modifications of derivative instruments	—	37,922	—
Gain on 2009 Sale	—	(15,583)	—
Loss on retirement of debt	—	1,330	413
Other expenses, net	383	4,251	669
Total expenses	106,833	156,629	208,783

Income (loss) before provision for income taxes	30,416	(14,756)	30,036
Provision for income taxes	796	248	—
Net income (loss)	$29,620	$(15,004)	$30,036

Net income (loss) per common share
Basic and diluted net income (loss) per share	$1.75	$(0.94)	$1.88
Dividend per common shareholder	$0.375	$—	$—

See accompanying notes.

SeaCube Container Leasing Ltd.
Consolidated Statement of Changes in Shareholders’ Equity
For the Years Ended December 31, 2010, 2009, and 2008
(Amounts in thousands, except for share amounts)

	Preferred Shares		Common Shares
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2007	—	—	16,000,000	$160	$289,826	$31,382	$(40,593)	$280,775
Comprehensive income (loss):
Net income						30,036	—	30,036
Other comprehensive (loss) income:
Net derivative loss reclassified into earnings						—	4,587	4,587
Unrealized loss on derivative instruments						—	(62,116)	(62,116)
Foreign currency translation						—	321	321
Comprehensive loss								(27,172)
Balance, December 31, 2008	—	—	16,000,000	160	289,826	61,418	(97,801)	253,603

Distributions to shareholder						(60,000)	—	(60,000)

Comprehensive income (loss):
Net loss						(15,004)	—	(15,004)
Other comprehensive (loss) income:
Net derivative loss reclassified into earnings						—	9,978	9,978
Unrealized gain on derivative instruments, net of tax of $150						—	7,892	7,892
Loss on terminations and modifications of derivative instruments reclassified into earnings						—	37,922	37,922
Foreign currency translation						—	(37)	(37)
Comprehensive income								40,751
Balance, December 31, 2009	—	—	16,000,000	160	289,826	(13,586)	(42,046)	234,354

Issuance of common shares – initial public offering (net of offering expenses)			3,450,000	35	27,278			27,313
Issuance of common shares to directors and officers			567,812	5	(5)			—
Dividends					(2,800)	(4,004)		(6,804)
Non-cash distribution to Shareholder					(96,874)			(96,874)
Stock based compensation					364			364

Comprehensive income (loss):
Net income						29,620		29,620
Other comprehensive (loss) income:
Net derivative loss reclassified into earnings							5,934	5,934
Unrealized loss on derivative instruments, net of tax of $450							(4,617)	(4,617)
Foreign currency translation							16	16
Comprehensive income								30,953
Balance, December 31, 2010	—	—	20,017,812	$200	$217,789	$12,030	$(40,713)	$189,306

See accompanying notes.

SeaCube Container Leasing Ltd.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$29,620	$(15,004)	$30,036
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,533	38,989	81,130
Provision for doubtful accounts	(1,693)	4,678	1,468
Loss on sale of leasing equipment	1,954	4,822	585
Stock based compensation	364	—	—
Derivative loss reclassified into earnings	5,934	9,978	4,587
Ineffective portion of cash flow hedges	(1,974)	(2,840)	2,373
Loss on terminations and modification of derivative instruments	—	37,922	—
Gain on 2009 Sale	—	(15,583)	—
Impairment of leasing equipment held for sale	1,343	5,974	6,688
Loss on retirement of debt	—	1,330	413
Deferred income taxes	788	82	—
Changes in operating assets and liabilities:
Accounts receivable	1,510	(12,547)	1,291
Other assets	(49)	444	(1,007)
Accounts payable, accrued expenses and other liabilities	4,080	(8,786)	2,993
Deferred income	(1,667)	1,507	(3,165)
Net cash provided by operating activities	76,743	50,966	127,392
Cash flows from investing activities
Proceeds from sale of leasing equipment	15,634	14,761	29,977
Collections on net investment in direct finance leases, net of interest earned	102,086	110,528	122,870
Decrease in restricted cash	4,928	7,996	6,403
Purchase of leasing equipment	(128,708)	—	(6,270)
Investment in direct finance leases	(62,204)	(55,218)	(101,269)
Purchase of fixed assets	(131)	(86)	(933)
Net proceeds from 2009 Sale	—	454,193	—
Increase in Shareholder Note	(13,958)	(89,116)	—
Net cash provided (used in) by investing activities	(82,353)	443,058	50,778
Cash flows from financing activities
Proceeds from long-term debt	217,000	181,657	408,051
Repayments of long-term debt	(221,063)	(599,607)	(565,414)
Cash paid for debt issuance fees	(3,853)	(669)	(1,198)
Issuance of common shares in initial public offering, net	27,313	—	—
Distribution to shareholder	—	(60,000)	—
Dividends paid	(2,800)	—	—
Payments to terminate derivative instruments	—	(37,922)	(509)
Other financing activities	(1,151)	—	—
Net cash provided by (used in) financing activities	15,446	(516,541)	(159,070)
Effect of changes in exchange rates on cash and cash equivalents	18	(36)	321
Net increase (decrease) in cash and cash equivalents	9,854	(22,553)	19,421
Cash and cash equivalents, beginning of year	8,014	30,567	11,146
Cash and cash equivalents, end of year	$17,868	$8,014	$30,567
Supplemental disclosures of cash flow information
Cash paid for interest	$38,507	$44,431	$72,223
Cash paid for taxes	$418	$—	$—

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

1.  Description of the Business and Basis of Presentation

The accompanying Consolidated Financial Statements of SeaCube Container Leasing Ltd. (the “Company” or “SeaCube”) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The Company operates in a single segment. The Company purchases intermodal containers and leases them to shipping and transportation companies, both domestically and internationally. Containers include refrigerated and dry freight containers as well as generator sets, which are leased to shipping line customers through a variety of long-term and short-term contractual leasing arrangements.

Structure Formation and Initial Public Offering

SeaCube was incorporated by Seacastle Operating Company Ltd. (the “Initial Shareholder” or “Seacastle Operating”) in Bermuda in March 2010. The Initial Shareholder is a subsidiary of Seacastle Inc. (“Seacastle”). Seacastle is owned by private equity funds that are managed by an affiliate of Fortress Investment Group LLC and by employees of Seacastle and other shareholders. Container Leasing International, LLC (d/b/a SeaCube Containers, LLC), the entity through which we conduct all of our operations (“CLI”), was founded in 1993 and was acquired by an affiliate of the Initial Shareholder in 2006. At December 31, 2009, CLI was a wholly owned subsidiary of the Initial Shareholder.

In March 2010, in preparation of our IPO, SeaCube and the Initial Shareholder formed SeaCube Container Holdings Ltd., SeaCube Container Investment LLC and SeaCube Operating Company Ltd. and entered into a series of intercompany transactions to finalize the separation of its container leasing business from the other businesses of Seacastle and to establish the appropriate organizational structure for SeaCube (the “Structure Formation”). Among other things, the formation of SeaCube Container Holdings Ltd. and SeaCube Container Investment LLC helps to simplify certain tax reporting obligations and to eliminate the need for public shareholders to make certain additional tax elections that might otherwise need to be made when SeaCube formed a new subsidiary. After the Structure Formation, CLI was a wholly owned subsidiary of the Initial Shareholder on an indirect basis. Following the Structure Formation, SeaCube continues to conduct all of its operations through CLI and CLI’s operating subsidiaries. The Structure Formation will not change the taxation of SeaCube compared to the taxation reflected in its historical financial statements.

On April 22, 2010, the Company increased its authorized share capital to 400,000,000 common shares, par value $0.01 per share, and 100,000,000 preference shares, par value $0.01 per share. In addition, on April 22, 2010, the Company issued 15,000,000 common shares, par value $0.01 per share, to the Initial Shareholder, resulting in the Initial Shareholder owning 16,000,000 of the Company’s common shares. All periods presented have been retroactively adjusted for the issuance of additional common shares to the Initial Shareholder.

As a result of the Structure Formation, the organizational structure of SeaCube and its subsidiaries is as follows:

●       SeaCube is a subsidiary of Seacastle Operating Company Ltd.;

●       SeaCube Container Holdings Ltd. is a wholly owned subsidiary of SeaCube;

●       SeaCube Container Investment LLC is owned by SeaCube Container Holdings Ltd. (1%) and by SeaCube (99%);

●       SeaCube Operating Company Ltd. is a wholly owned subsidiary of SeaCube Container Investment LLC; and

●       CLI is wholly owned by SeaCube Operating Company Ltd. and an indirect wholly owned subsidiary of SeaCube.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

The Company’s capital accounts and corresponding earnings per share amounts have been retroactively adjusted for all periods presented as a result of the Structure Formation.

In April 2010, certain executives and employees of SeaCube and Seacastle exchanged an aggregate of 826,914 shares of Seacastle common stock for 477,812 SeaCube common shares.

On October 27, 2010, the SEC declared effective the registration statement relating to the Company’s IPO of 10,925,000 shares at a price to the public of $10.00 per share.  The Company issued 3,450,000 shares in the offering (inclusive of the underwriters’ over-allotment), which less underwriting discounts and expenses resulted in net proceeds of approximately $27.3 million.  The Initial Shareholder sold 7,475,000 of previously outstanding shares (inclusive of the underwriters’ over-allotment).

2009 Sale

On January 20, 2009, the Company entered into sale agreements with an unrelated third party investor group for the sale of approximately 65,000 containers and generator sets for cash consideration of $454,193. The leasing assets sold had a book value of approximately $427,718, and we also sold accounts receivable with a carrying value of $10,892. This transaction resulted in a gain of approximately $15,583 which was recorded in the Company’s 2009 Consolidated Financial Statements. In conjunction with the sale of these assets, we signed an Administrative Services Agreement, whereby, for a ten-year term subject to a maximum 3 year extension at the option of the container owner, we have agreed to operate, lease and re-lease the containers and to act on the owners behalf as so directed. Under the agreement, we do not retain any risk of ownership. The Administrative Services Agreement is subject to an early termination right of the container owner if certain performance targets are not met. Management fees will be paid by the owners to the Company depending upon the type of lease that the equipment is under (term, master lease or direct finance lease). The Company will collect lease receivables on behalf of the owners and remit amounts to the owners after deducting the applicable management fees. These fees are recorded in other revenue in the Consolidated Statements of Operations.

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

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments having original maturities of three months or less at the time of purchase.  These instruments are stated at cost, which approximates market value because of the short-term nature of the instruments.

Restricted Cash

Restricted cash consists of cash that is held by the Company for security deposits received from lessees pursuant to the terms of various lease agreements and rent collections held in lockbox accounts pursuant to the Company’s credit facilities and securitization agreements.

Direct Finance Leases

Direct finance leases are recorded at the aggregated future minimum lease payments, including any bargain or economically compelled purchase options granted to the customer, less unearned income. The Company generally bears greater risk in operating lease transactions (versus direct finance lease transactions) due to redeployment costs and related risks that are avoided under a direct finance lease. Management performs annual reviews of the estimated residual values which can vary depending on a number of factors.

The Company does not record an allowance for credit losses associated with direct finance leases. The Company maintains a strong credit performance due to our comprehensive credit underwriting and monitoring in addition to certain attributes of our business including the size and quality of our customers and our ability to recover containers and remarket them in default situations.

Leasing Equipment

Leasing equipment includes containers and generator sets. Containers and generator sets are recorded at cost and depreciated to an estimated residual value on a straight-line basis over the estimated useful life of the equipment.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

Estimated useful lives and residual values have been principally determined based on the Company’s historical disposal experience. The estimated useful lives and average residual values for the Company’s leasing equipment from the date of manufacture are as follows:

	Useful Lives (Years)	Average Residual Values (in Dollars)
Refrigerated containers	15.0	$1,694
Dry containers	12.5	974
Generator sets	12.0	960

The Company will continue to review its depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in its depreciation policies, useful lives of its equipment or the assigned residual values is warranted.

The Company recognizes repair and maintenance costs that do not extend the lives of the assets as incurred and includes them in Direct operating expenses in the Consolidated Statements of Operations. Residual values for refrigerated containers are estimated to be 10% of their original cost, dry containers’ residual values are estimated to be 37% of their original cost and generator sets’ residual values are estimated to be 10% of their original cost.

In accordance with the Property, Plant and Equipment Topic, we review our leasing assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset group as a whole may not be recoverable. If indicators of impairment are present, a determination is made as to whether the carrying value of the Company’s fleet exceeds its estimated future undiscounted cash flows. Impairment exists when the carrying value of leasing assets taken as a whole exceeds the sum of the related undiscounted cash flows. Our review for impairment includes considering the existence of impairment indicators including third party appraisals of our equipment, adverse changes in market conditions for specific long-lived assets and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of our equipment. When indicators of impairment suggest that the carrying value of our leasing assets may not be recoverable, we determine whether the impairment recognition criteria have been met by evaluating whether the carrying value of the leasing assets taken as a whole exceeds the related undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. The preparation of the related undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, and the residual value expected to be realized upon disposition of the assets estimated downtime between re-leasing events and the amount of re-leasing costs.

If we determine that the carrying value may not be recoverable, we will assess the fair values of the assets. In determining the fair value of the assets, we consider market trends, published values for similar assets, recent transactions of similar assets and quotes from third-party appraisers. If the carrying amount of an asset group exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

There were no impairments of leasing assets for the years ended December 31, 2010, 2009 and 2008.

Leasing Assets Held for Sale

In accordance with the Property, Plant and Equipment Topic, leasing assets held for sale are stated at the lower of carrying value or fair value, less estimated costs to sell. Leasing assets held for sale are not depreciated and related deferred costs are not amortized. The majority of our impairments occur at the conclusion of an operating lease whereby our equipment is of an advanced age with a certain amount of damage for which the lessee is responsible.  The decision to categorize the equipment as “held for sale” is based upon a discounted cash flow model which includes costs rebillable to the lessee.  These rebillable costs are recorded as other revenues and are not recorded as a reduction of the impairment of long-lived assets.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

Impairment of leasing equipment held for sale was $1,343, $5,974 and $6,688 for the years ended December 31, 2010, 2009 and 2008, respectively.  Assets held for sale were $611 and $1,402 at December 31, 2010 and 2009, respectively.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired.  In accordance with Intangibles-Goodwill and Other Topic, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company evaluates the recoverability of goodwill using a two-step impairment test approach.  Management has determined that the Company has one reporting unit.

In the first step, the fair value is compared to its carrying value including goodwill.  Estimates of fair value are based on a number of factors, including quoted market prices and discounted cash flow analysis based on current operating forecasts and long range projections.  If the fair value is less than the carrying value, a second step is performed which compares the implied fair value of the goodwill to the carrying value of the goodwill. The implied fair value of the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities. If the implied fair value of the goodwill is less than the carrying value, the difference is recognized as an impairment charge.

The Company performed its impairment assessment of goodwill and concluded that fair value substantially exceeded carrying value and no impairment existed for the years ended December 31, 2010, 2009 and 2008.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses, net of tax, if any, affecting shareholders’ equity that, under US GAAP, are excluded from net income. Such amounts include the changes in the fair value of derivative instruments, reclassification into the earnings of amounts previously deferred relating to the derivative instruments and foreign currency translation gains and losses relating to the Company’s foreign subsidiaries.

Share Based Compensation

SeaCube recognizes compensation costs relating to share-based awards in the SeaCube Consolidated Financial Statements based upon the fair value of the equity instruments at the time they were issued.  The Company uses a straight-line method of accounting for compensation cost on share based payment awards that contain pro rata vesting provisions.

Management Services

In addition to leasing equipment which it owns or which it finances through capital lease obligations, the Company manages certain equipment for third-party investors and owners. The management services provided by the Company include re-marketing, billing, collection and other administrative functions associated with leasing this equipment to lessees in the transportation industry. During the period that the Company is managing the equipment for the investors, the Company earns a management fee, which is generally based on the net operating income earned by the equipment sold to third-party investors. In addition, the Company often earns management fees related to the sale of the equipment at the end of its useful life. These fees are classified as other revenue in the Consolidated Statements of Operations. The collections performed on behalf of the owners are classified in Accrued expenses and other liabilities on the Consolidated Balance Sheets until remitted.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

Concentration of Credit Risk

The Company is subject to concentrations of credit risk with respect to amounts due from customers. The Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral.  The Company earned approximately 64%, 61% and 64% of revenues from its top ten customers for the years ended December 31, 2010, 2009 and 2008, respectively.  One customer accounted for approximately 16% of total revenues in 2010 and 2009.  Another customer accounted for 14% and 15% of total revenues in 2010 and 2009, respectively.  Another customer accounted for 10% of total revenues in 2010.  Based on balances due at December 31, 2010, the maximum amount of loss the Company would incur if these three customers failed completely to perform according to the terms of their contracts would be $13,707.  The Company believes that there could be a concentration risk on its accounts receivable due to the receivables due from ocean liner companies. Many of these companies have reported a general slowdown in volumes due to the turbulence in the worldwide economy.  While the Company believes that it has properly reserved for uncollectible accounts receivable, it is possible that the Company may experience longer payment cycles.  Although the Company is not dependent on any one customer for more than 16% of its revenues, deterioration in credit quality of several of the Company’s major customers could have an adverse effect on its consolidated financial position and operating results. Management does not believe significant risk exists in connection with the Company’s concentrations of credit as of December 31, 2010. We also have a concentration of credit in our direct finance lease portfolio. Our top two customers account for 38% and 33% of the outstanding principal at December 31, 2010 and 2009, respectively. If either of these customers were to default, the Company would seek to recover the equipment securing the lease, often at fair market values in excess of the remaining receivable, and present certain claims to our insurers of default losses. The company has not experienced significant losses related to direct finance leases and does not project future uncollectible amounts related to the principal balances receivable.

Revenue Recognition

The Company’s primary sources of equipment leasing revenue are derived from operating leases and revenue earned on direct finance leases.

Revenue Recognition—Equipment Leasing Revenue

The Company generates equipment leasing revenue through short-term and long-term operating leases, principally with shipping lines. The Company acts as the lessor of leasing equipment for a specified period of time and at a specified per diem rate. Revenue is recognized on a straight-line basis over the life of the respective lease.

Revenue Recognition—Finance Revenue

The Company enters into finance leases as lessor of equipment that it owns. In most instances, the leases include a bargain purchase option to purchase the leased equipment at the end of the lease term. Net investment in direct finance leases represents the receivables due from lessees, net of unearned income. The lease payments are segregated into principal and interest components similar to a loan. Unearned income is recognized on an effective interest basis over the life of the lease term and is recorded as Finance revenue in the Consolidated Statements of Operations. The principal component of the lease payment is reflected as a reduction to the Net investment in direct finance leases.

Revenue Recognition—Other Revenue

Other revenue includes fees that the Company’s customers are contractually obligated to pay to return equipment to a leasable condition as well as fees for third party positioning of equipment. When a lessee leases equipment from the Company, the lessee is contractually obligated to return the equipment in a leasable condition according to predetermined standards. Upon redelivery of the units, the Company bills the lessee for the expected cost to repair the equipment based on a repair survey performed at the depot. When the equipment comes off lease, estimates of the cost to repair the equipment are prepared. The Company bills the lessee based on this estimate and records maintenance and repair revenue at that time. In accordance with the Revenue Recognition—Principal Agent Considerations Topic, the Company recognizes billings to customers for damages incurred and certain other pass-through costs as other revenue in the Consolidated Statements of Operations. The Company recognizes gross revenues from these pass-through costs as the Company is the primary obligor with respect to purchasing goods and services from third parties; the Company generally has the discretion in selection of the repair service provider; and the Company generally has the credit risk because the services are purchased prior to reimbursement being received.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

Other revenue also includes revenues earned on container equipment the Company sold to third-party investors for which management services are provided as well as recognition of a portion of the gain on the sale of the equipment that was deferred at the time of sale. Revenue is recognized as services are rendered.

Deferred Income

Deferred income includes cash received on advanced billings to customers prior to it being earned. These amounts are recognized as revenue when earned.

Direct Operating Expenses

Direct operating expenses are primarily related to costs incurred in relation to leasing equipment that is not being leased to a third party (“off-hire equipment”). These expenses primarily consist of costs to repair and maintain the equipment, to store the equipment when it is not on lease and to reposition the equipment for pick-up by a customer. Repositioning costs incurred prior to the initial lease are capitalized as a cost of the asset acquisition.

Provision for Doubtful Accounts

The Company determines the provision for doubtful accounts based on its assessment of the collectibility of its receivables. The Company identifies those accounts based on two methods: (1) a customer-by-customer basis and (2) an allowance method. In the first method, the Company reviews certain accounts and places a likelihood of default percentage on each account individually. For the remaining receivable balance, the Company applies a delinquency factor to the unallocated balance. This delinquency factor is based on prior history and represents the Company’s best estimate of those accounts that will become uncollectible. Changes in economic conditions may require a re-assessment of the risk and could result in increases or decreases in the allowance for doubtful accounts.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments in accordance with the Derivatives and Hedging Topic. This requires that all derivative instruments be recorded on the balance sheet at their fair value and establishes criteria for both the designation and effectiveness of hedging activities.

The Company has entered into derivative instruments in the form of interest rate swaps, which are used to reduce its interest rate risk. Through these interest rate swaps, the Company receives floating rate payments in exchange for fixed rate payments, effectively converting its floating debt borrowings to a fixed rate. As a matter of policy, the Company does not enter into derivatives for speculative purposes.

The manner in which a derivative instrument is recorded depends on whether it qualifies for hedge accounting. The Company applies hedge accounting and designates and accounts for its interest rate swap contracts as cash flow hedges. For effective cash flow hedges, changes in fair value are recorded in accumulated other comprehensive income (loss) in the Consolidated Statements of Changes in Shareholders’ Equity. The ineffective portion of cash flow hedges is recorded in Interest expense in the Consolidated Statements of Operations. See also Notes 6, 9 and 15.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

Sales of Leasing Equipment

The Company records the gains and losses from the sales of leasing equipment as part of other expenses, net in the Consolidated Statements of Operations. Gains and losses are recognized upon completion of the sale based upon the sales price and the book value of the equipment. Net losses on the sale of leasing equipment were $1,954 (including $1,478 of unrecovered equipment previously on hire to a defaulted customer), $4,822 (including $3,287 of unrecovered equipment previously on hire to a defaulted customer) and $585 for the years ended December 31, 2010, 2009 and 2008, respectively.

Provision for Income Taxes

Prior to the Structure Formation, CLI was a disregarded U.S. entity owned by the Initial Shareholder which is incorporated in Bermuda. Therefore, only the Initial Shareholder’s income effectively connected with its U.S. trade or business was subject to U.S. taxation. After the Structure Formation, CLI is a disregarded entity owned by SeaCube Operating Company Ltd. which is incorporated in Bermuda. Therefore, only SeaCube Operating Company Ltd.’s income effectively connected with its U.S. trade or business is subject to U.S. taxation. The Company has recorded a provision for income taxes as if CLI was a stand-alone entity.

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

Pending Adoption

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements (“ASU 2009-13”), which amends ASC 605-25, Revenue Recognition—Multiple Element Arrangements, to require the use of management’s best estimate of selling price for individual elements of an arrangement when vendor-specific objective evidence or third-party evidence is unavailable. Additionally, it eliminates the residual method of revenue recognition in accounting for multiple deliverable arrangements and significantly expands the disclosures required for multiple deliverable arrangements. The revised guidance provides entities with the option of adopting the revisions retrospectively for all periods presented or prospectively for all revenue arrangements entered into or materially modified after the date of adoption. The Company will apply ASU 2009-13 prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not expect ASU 2009-13 to have a material impact on the Company’s Consolidated Financial Statements.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

3.  Leasing Activity

The Company’s container leases are “triple net,” requiring the lessee to maintain, insure and pay taxes on the equipment until return, at no cost to the lessor. Typical lease provisions allocate all risk of loss to the lessee, requiring the lessee to indemnify the lessor against all risks, claims, or causes of actions arising from the leasing, operation, maintenance, repair, possession or control of the equipment. The lessee is responsible for compliance with all laws and regulations, including all environmental risk. The lessee is further responsible for loss or damage to the equipment, however caused, subject to normal wear and tear. The lessee must defend and hold harmless the lessor in the event of any claims for loss or damage to the equipment, cargo, or third parties occurring while leased. The lease terms that are variable, and can change based on the lease type, are the per diem rates, the length of the lease and the redelivery locations and quantities that may be redelivered to such locations. However, the general governing terms and conditions of the lease remain the same whether the lease is short-term, long-term or a direct finance lease, and whether the lease is for the initial term or a renewal. Multiple contracts with a single Lessee are not combined and are accounted for as separate arrangements. The Company had no amounts of contingent rental in any periods presented.

Equipment Leasing Revenue

The Company has noncancelable operating leases for its leasing equipment.  At December 31, 2010, future minimum lease revenue under these agreements was estimated as follows:

Total Amount
2011	$65,267
2012	45,942
2013	31,954
2014	22,785
2015	15,348
Thereafter	28,433
$209,729

Finance Revenue

The Company enters into direct finance leases. These leases generally provide that, after a stated lease term, the lessee has the option to purchase the equipment, typically for amounts below the estimated fair market value of the equipment, at the time the purchase option becomes exercisable. Guaranteed and unguaranteed residual values are included in Net investment in direct finance leases in the Consolidated Balance Sheets. Under the terms of these leases, the substantive risks and rewards of equipment ownership are passed to the lessee. The lease payments are segregated into principal and interest components similar to a loan. The principal component is equal to the cost or carrying amount of the leased property. The interest component is equal to the gross cash flows charged to the lessee less the principal component. The Company recognizes the interest component, which is calculated using the effective interest method over the term of the lease as finance revenue. The principal component of the lease payment is reflected as a reduction to Net investment in direct finance leases. As of December 31, 2010 and 2009, the Company had guaranteed and unguaranteed residual values for leasing equipment on direct finance leases of $87,691 and $77,177, respectively.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

At December 31, 2010, receivables in these direct finance leases are collectible through 2020 as follows:

	Total Lease Receivables	Unearned Lease Income	Net Lease Receivables
2011	$141,768	$45,606	$96,162
2012	124,501	36,399	88,102
2013	112,902	27,953	84,949
2014	126,963	18,730	108,233
2015	61,845	11,208	50,637
Thereafter	103,794	15,719	88,075
	$671,773	$155,615	$516,158

As of December 31, 2009, the Company had total lease receivables, unearned lease income and net lease receivables of $726,039, $170,049 and $555,990, respectively.  The unguaranteed residual values are reflected in “Net Lease Receivables” above.

4.  Leasing Equipment

The following is a summary of leasing equipment recorded on the Consolidated Balance Sheets:

	December 31,
	2010	2009
Dry containers	$137,623	$46,604
Refrigerated containers	457,365	407,716
Generator sets	23,361	23,045
Total	618,349	477,365
Less accumulated depreciation	(141,783)	(116,518)
Leasing equipment, net of accumulated depreciation	$476,566	$360,847

There were no assets recorded under capital leases at December 31, 2010 and 2009.

As described in Note 5, the Company has debt obligations that are collateralized by the Company’s restricted cash, leasing equipment and net investment in direct finance leases.  As of December 31, 2010 and 2009, assets pledged as collateral on the Company’s debt amounted to $978,429 and $940,750, respectively.

5.  Borrowings

The following is a summary of the Company’s borrowings:

	December 31,
	2010	2009
Container Asset-Backed Securitizations:
Series 2006-1 Notes	$352,299	$414,469
CLI Funding III Credit Facility	311,903	383,795
CLI Funding IV Credit Facility	110,000	—
Container Revolving Credit Facility	20,000	—
Total debt	794,202	798,264
Less current maturities	(130,095)	(131,270)
Long-term debt, less current maturities	$664,107	$666,994

The Company’s debt consists of revolving credit facilities and asset-backed notes payable in varying amounts due through 2019, with a weighted-average interest rate of 5.82% and 5.80% for the years ended December 31, 2010 and 2009, respectively. The weighted-average interest rates disclosed are calculated as “all-in” rates which include interest expense and amortization of deferred financing fees.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

Container Revolving Credit Facility

The Company had a two-year senior secured revolving credit facility, which allowed for maximum borrowings of $100.0 million. The agreement included a $10.0 million sublimit for letters of credit. On August 19, 2008, the Company renewed the facility for a term of one year and reduced the total facility size to $50.0 million. On August 19, 2009, this facility was again renewed for a term of one year for $25.0 million. On January 26, 2010, the facility was amended to increase the amounts available to $40.0 million. The terms of the amendment include a declining advance rate and an increased interest rate spread depending upon the amount drawn.

On November 3, 2010, CLI executed a $120 million revolving credit facility (with a $10 million letters of credit sublimit) (the “Container Revolving Credit Facility”), which replaces the previous revolving credit facility. All amounts borrowed under the previous credit facility have been repaid in full. Proceeds of loans under the Container Revolving Credit Facility are available to be used for working capital and general corporate purposes.  The facility matures on November 3, 2013, and may be extended for an additional 364 days, subject to payment of an extension fee and satisfaction of certain other conditions.  The loans bear interest, at CLI's option, at the rate per annum equal to either (i) the greater of (a) the prime lending rate, plus 2% and (b) the Federal Funds Effective Rate plus 1/2 of 1% plus 2% or (ii) the LIBOR rate determined for the applicable interest period, plus 3%.

The Company pledged certain assets for the benefit of the secured parties as collateral security for the payment and performance of obligations under the facility, under other loan documents and under the guaranty. The pledged assets included, among other things, marine and intermodal containers, generator sets and equity interests in certain subsidiaries and all proceeds of any and all of the foregoing. As of December 31, 2010, the balance outstanding was $20,000. Balances borrowed during 2009 were repaid and there was no balance outstanding at December 31, 2009. The weighted-average interest rate for the years ended December 31, 2010 and 2009 was 4.28% and 4.34% excluding unused fees and the amortization of up-front costs, respectively.

Container Asset-Backed Securitizations (“CLI Funding”)

On August 24, 2006, the Company entered into the Container Asset-Backed Securitizations. The Company contributed certain eligible containers, together with related leases, to a special purpose entity (“SPE”) whose primary business activity is to issue asset-backed notes. The SPE is one of the Company’s wholly owned subsidiaries. These borrowings are an obligation of the SPE, and the lenders’ recourse in respect of the borrowings is generally limited to the collections that the 2006 SPE receives on the assets.

The Series 2006-1 Notes bear interest at the rate of one-month LIBOR plus a margin. The Series 2006-2 Notes bear interest at (i) a rate equal to the sum of the commercial paper rate (determined in accordance with the Series 2006-2 Supplement) and a margin, if the advance has been funded through the issuance of commercial paper, (ii) a rate equal to the quotient of (a) LIBOR divided by (b) the Federal Reserve’s Eurodollar Reserve Rate plus a margin, if the advance is funded utilizing a source of funds for which interest is determined by reference to LIBOR or (iii) the greater of (a) the prime rate as set forth by the agent under the agreement plus a margin or (b) the Federal Funds Rate plus a margin, if the advance is funded utilizing a source of funds for which interest is determined by reference to some rate other than LIBOR and is not funded with commercial paper. The Company pays a commitment fee in connection with the Series 2006-2 Notes to each note holder on the total available commitments of such note holder.

At no time shall the outstanding amount of the Series 2006-1 Notes exceed the asset base, which at any time is the sum in the aggregate of 85% of the book value of eligible assets plus the net present value of the direct finance lease receivables of all eligible containers that are then subject to a direct finance lease, plus the amount then on deposit in the restricted cash account. If the outstanding loans exceed the asset base at any time, then the Company will be required to repay the excess for application toward repayment of the amount of the Series 2006 Notes. Failure by the Company to repay such excess amount within 90 days is an event of default. The Container Asset- Backed Securitization Documents contain typical representations and covenants for indebtedness of this type. The unpaid principal amount of the Series 2006-1 Notes, together with interest and all other related amounts, is scheduled to be repaid in full by August 2016, and is otherwise due and payable in full by August 2021.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

The outstanding balance of the Series 2006-2 Notes and $48.0 million of the Series 2006-1 Notes were repaid in conjunction with the 2009 Sale on January 20, 2009. See Note 1.

At December 31, 2010 and 2009, the amount outstanding under the Series 2006-1 was $352.3 million $414.5 million, respectively. The weighted-average interest rate for the years ended December 31, 2010 and 2009 was 6.49% and 5.47%, respectively.

CLI Funding III Credit Facility

On October 31, 2007, the Company, through its wholly owned subsidiary, CLI Funding III LLC, a special purpose vehicle incorporated under the laws of Delaware, entered into a $300.0 million senior secured credit facility to finance a portfolio of container finance leases and certain new container finance leases acquired in the future. The facility was amended on April 22, 2008 increasing the facility size to $400.0 million. The facility has a two-year revolving period, during which additional finance leases can be added to the portfolio, followed by a term-out period not to exceed ten years during which the facility amortizes. Borrowings under the facility are limited to a maximum of 85% of the present value of finance lease receivables throughout the facility’s 12-year term and bear interest at a rate equal to LIBOR or a Cost of Funds rate (as defined in the agreement) plus a margin. The Company has guaranteed the payment obligations of CLI Funding III LLC.

At December 31, 2010 and 2009, the amount outstanding under this facility was $311.9 million and $383.8 million, respectively. The weighted-average interest rate for the years ended December 31, 2010 and 2009 was 4.81% and 5.87%, respectively.

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

At December 31, 2010, the amount outstanding under this facility was $110.0 million.  The weighted-average interest rate for the year ended December 31, 2010 was 4.12%.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

Debt Maturities

The Company’s outstanding debt as of December 31, 2010 matures as follows:

2011	$130,095
2012	124,923
2013	140,311
2014	146,135
2015	96,284
Thereafter	156,454
$794,202

6.  Derivatives and Hedging Activities

The Company accounts for derivative instruments in accordance with the Derivatives and Hedging Topic. In the normal course of business, the Company is exposed to fluctuations in interest rates on its floating rate debt. In order to reduce its interest rate risk, the Company utilizes interest rate derivatives to manage its exposure to interest rate risks. Through the utilization of these interest rate derivatives, the Company receives floating rate payments in exchange for fixed rate payments, effectively converting all its floating rate debt to a fixed rate. In accordance with the Derivatives and Hedging Topic, if certain conditions are met, an interest rate derivative may be specifically designated as a cash flow hedge. All of the Company’s interest rate derivatives are cash flow hedges.

On the date that the Company enters into an interest rate derivative, it formally documents the intended use of the interest rate derivative and its designation as a cash flow hedge, if applicable. The Company also assesses (both at inception and on an ongoing basis) whether the interest rate derivative has been highly effective in offsetting changes in the cash flows of the floating rate interest payments on its debt and whether the interest rate derivative is expected to remain highly effective in future periods. If it were to be determined that the interest rate derivative is not (or has ceased to be) highly effective as a cash flow hedge, the Company would discontinue hedge accounting treatment.

At inception of an interest rate derivative designated as a cash flow hedge, the Company establishes the method it will use to assess effectiveness and the method it will use to measure any ineffectiveness. The Company uses the “hypothetical derivative method” to estimate the fair value of the hedged interest payments in both its assessments and measurement of hedge effectiveness. The degree to which a hedge is judged as highly effective under the hypothetical derivative method depends on a calculation involving the comparison of the change in the fair value of the actual interest rate derivative to the change in the fair value of a hypothetical interest rate derivative with critical terms which match the hedged floating-rate interest payments. The effectiveness of the Company’s hedge relationship is assessed prospectively and retrospectively by regressing historical changes in the actual interest rate derivative against historical changes in the hypothetical interest rate derivative and evaluating whether certain statistical measures (such as correlation and slope) have been met. However, measurement of hedge effectiveness in the financial statements each period requires a comparison of the cumulative change in fair value of the actual interest derivative to the cumulative change in the fair value of the hypothetical interest rate derivative. When the change in the interest rate derivative exceeds the change in the hypothetical interest rate derivative, the amount of the change in fair value by which the actual interest rate derivative exceeds the hypothetical interest rate derivative is the calculated ineffectiveness which is recorded in Interest expense in the Consolidated Statements of Operations.

In accordance with the Derivatives and Hedging Topic, all interest rate derivatives are recognized on the Company’s Consolidated Balance Sheets at their fair value and consist of United States dollar denominated LIBOR-based interest rate swaps. Their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close. The fair value generally reflects the estimated amounts that the Company would receive or pay to transfer the contracts at the reporting date and therefore reflects the Company’s or counterparty’s non-performance risk. See Note 15—Fair Value of Financial Instruments for more information.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

For the Company’s interest rate derivatives designated as cash flow hedges, the effective portion of the interest rate derivative’s gain or loss is deferred and initially reported as a component of Accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the interest payments on the debt are recorded in earnings. The ineffective portion of the interest rate derivative is calculated and recorded in Interest expense in the Consolidated Statements of Operations at each quarter end. See Note 9 for further information regarding the amounts accumulated in other comprehensive income (loss).

The Company may, at its discretion, choose to terminate or re-designate any interest rate derivatives prior to their contracted maturities. At that time, any gains and losses previously reported in Accumulated other comprehensive income (loss) on termination would continue to amortize into interest expense or interest income to correspond to the recognition of interest expense or interest income as the interest payments on the debt affect earnings. Terminated interest rate derivatives are reviewed periodically to determine if the forecasted transactions remain probable of occurring. To the extent that the debt instrument was also terminated or the occurrence of the interest payments on the debt is deemed remote, the related portion of the gain or loss associated with the terminated derivative included in Accumulated other comprehensive income (loss) would be recognized in the Consolidated Statements of Operations immediately.

The Company’s interest rate derivatives involve counterparty credit risk. As of December 31, 2010, all of the Company’s interest rate derivatives are held with counterparties or guaranteed by parties with a credit rating of at least A3 by Moody’s. The Company monitors the credit risk associated with these instruments periodically to validate that it is probable that the counterparty (or guarantor) will perform. As of December 31, 2010, the Company does not anticipate that any of these counterparties will fail to meet their obligations. At December 31, 2010, there are no credit risk related contingent features in any of the Company’s derivative agreements.

For additional disclosures related to derivative instruments, see Notes 2, 9 and 15.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

The Company held the following interest rate derivatives designated as cash flow hedges as of December 31, 2010:

Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Leg Interest Rate	Fair Value (a)
CLI Funding Series 2006-1	$5,000	Feb-2006	Oct-2011	$4,500	1M LIBOR	5.5800%	$(112)
CLI Funding Series 2006-1	14,167	Feb-2006	Oct-2013	13,750	1M LIBOR	4.1450%	(686)
CLI Funding Series 2006-1	48,333	Feb-2006	Dec-2013	47,375	1M LIBOR	4.2990%	(2,755)
CLI Funding Series 2006-1	22,500	Feb-2006	Dec-2013	21,875	1M LIBOR	4.9200%	(1,392)
CLI Funding Series 2006-1	36,074	Aug-2006	Jun-2016	144,792	1M LIBOR	5.2950%	(16,516)
CLI Funding Series 2006-1	112,092	Aug-2006	Mar-2011	110,602	1M LIBOR	4.9475%	(1,099)
CLI Funding Series 2006-1	54,132	Jan-2009	Aug-2016	53,409	1M LIBOR	4.6400%	(4,735)
CLI Funding Series 2006-1	60,000	Jan-2009	Aug-2016	59,167	1M LIBOR	4.9500%	(5,684)
CLI Funding III, LLC	—	Jun-2008	Jun-2018	3,757	1M LIBOR	5.2900%	(15)
CLI Funding III, LLC	15,935	May-2008	Feb-2018	15,707	1M LIBOR	4.5200%	(1,354)
CLI Funding III, LLC	32,989	May-2008	Jul-2017	29,993	1M LIBOR	4.5300%	(2,575)
CLI Funding III, LLC	85,000	May-2008	Feb-2018	82,775	1M LIBOR	4.2075%	(5,107)
CLI Funding III, LLC	1,779	Jul-2008	Jun-2016	5,314	1M LIBOR	4.0500%	(352)
CLI Funding III, LLC	19,750	Jul-2008	Jul-2017	19,500	1M LIBOR	4.1000%	(1,355)
CLI Funding III, LLC	22,763	Jul-2008	Dec-2018	19,405	1M LIBOR	3.6420%	(731)
CLI Funding III, LLC	45,440	Mar-2010	Nov-2014	44,850	1M LIBOR	2.0200%	(850)
CLI Funding IV, LLC	100,000	Dec-2010	May-2016	100,000	1M LIBOR	2.0550%	(178)
Total interest rate derivatives designated as cash flow hedges	$675,954			$776,771			$(45,496)

(a)	All interest rate derivatives are recorded in Fair value of derivative instruments in the liabilities section of the Consolidated Balance Sheets.

At the dates indicated, the Company had in place total interest rate derivatives to fix floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

	Total Current Notional Amount	Weighted-Average Fixed Leg Interest Rate	Weighted-Average Remaining Term
December 31, 2010	$675,954	4.0629%	4.6 years
December 31, 2009	$665,720	4.5869%	5.5 years

The following table sets forth the net of tax effect of the Company’s cash flow hedge derivative instruments on the Consolidated Financial Statements for the years ended December 31, 2010, 2009, and 2008:

	For the Year Ended December 31, 2010
	Effective Portion			Ineffective Portion
	Change in Unrealized (Gain) Loss Recognized in OCI (a)	Location of (Gain) Loss Reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified From Accumulated OCI into Income(b)	Location of (Gain) Loss Recognized Directly in Income	(Gain) Loss Recognized Directly in Income
Interest rate derivatives	$(30,498)	Interest expense	$31,815	Interest expense	$(1,974)

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

	For the Year Ended December 31, 2009
	Effective Portion			Ineffective Portion
	Change in Unrealized (Gain) Loss Recognized in OCI (a)	Location of (Gain) Loss Reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified From Accumulated OCI into Income(b)	Location of (Gain) Loss Recognized Directly in Income	(Gain) Loss Recognized Directly in Income
Interest rate derivatives	$—	Loss on termination and modifications of derivative instruments	$—	Loss on termination and modifications of derivative instruments	$37,922
Interest rate derivatives	(24,208)	Interest expense	42,084	Interest expense	(2,840)
	$(24,208)		$42,084		$35,082

	For the Year Ended December 31, 2008
	Effective Portion			Ineffective Portion
	Change in Unrealized (Gain) Loss Recognized in OCI (a)	Location of (Gain) Loss Reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified From Accumulated OCI into Income(b)	Location of (Gain) Loss Recognized Directly in Income	(Gain) Loss Recognized Directly in Income
Interest rate derivatives	$(80,526)	Interest expense	$22,997	Interest expense	$2,373

(a)
Represents the change in the fair market value of the Company’s interest rate derivatives, net of tax, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives.

(b)	Represents the amount of actual cash paid related to the net settlements of the interest rate derivatives and amortization of deferred losses on the Company’s terminated derivatives as follows:

	Year Ended December 31,
	2010	2009	2008

Net settlement of interest rate derivatives	$25,881	$32,106	$18,410
Amortization of terminated derivatives	5,934	9,978	4,587

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

The following table summarizes the deferred (gains) and losses for the Company’s terminated interest rate derivatives and the related amortization into interest expense for the years ended December 31, 2010, 2009 and 2008:

Hedged Item	Original Maximum Notional Amount	Effective Date	Maturity Date	Fixed Rate %	Term- ination Date	Deferred (Gain) Loss Upon Term- ination	Unamortized Deferred (Gain) Loss at December 31, 2010	Amount of Deferred (Gain) or Loss Amortized (Including Accelerated Amortization) into Interest Expense for the Year Ended December 31			Amount Expected to be Amortized Over the Next 12 Months
								2010	2009	2008
(b)	$278,282	Aug-2007	Feb-2018	5.276%	Dec-2007	$5,329	$565	$866	$1,888	$1,986	$366
(b)	30,000	Aug-2007	Jul-2017	5.305%	Dec-2007	964	176	185	317	282	98
(b)	52,812	Aug-2007	Jul-2017	5.456%	Dec-2007	1,676	363	313	519	474	178
(b)	23,592	Aug-2007	Feb-2018	5.472%	Dec-2007	778	170	147	241	216	83
(b)	22,410	Nov-2007	Feb-2018	4.405%	Jun-2008	(153)	(341)	(49)	98	139	(85)
(b)	51,052	Nov-2007	Jul-2017	4.365%	Jun-2008	(338)	(711)	(121)	197	297	(198)
(b)	247,771	Nov-2007	Feb-2018	4.175%	Jun-2008	(540)	(1,500)	(525)	440	1,046	(576)
(b)	29,000	Nov-2007	Jul-2017	4.365%	Jul-2008	320	(187)	112	249	147	(15)
(b)	15,000	Jun-2006	Dec-2010	4.540%	Apr-2009	1,163	—	604	560	—	—
(a)(c)	100,000	Feb-2006	Dec-2016	4.950%	Jan-2009	8,885	3,824	2,266	2,795	—	1,397
(a)(c)	150,000	Feb-2006	Dec-2016	4.640%	Jan-2009	8,222	3,412	2,136	2,674	—	1,273
Total	$999,919					$26,306	$5,771	$5,934	$9,978	$4,587	$2,521

(a)           CLI Funding—Series 2006-1 Notes
(b)           CLI Funding III LLC
(c)           Partial termination

As part of the 2009 Sale, an amount of $37,922 was reclassified from other comprehensive income (loss) into loss on termination of derivatives due to the termination and modification of swaps.

The amount of loss expected to be reclassified from accumulated other comprehensive income (loss) into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $23,050 and the amortization of deferred net losses on the Company’s terminated derivatives of $2,521.

7.  Income Taxes

Deferred tax assets and liabilities are recognized for the expected future taxation of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and tax bases of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any deferred tax assets if, based upon the relevant facts and circumstances, it is more likely than not that some or all of the deferred tax assets will not be realized. U.S. income taxes are generally not provided on undistributed earnings of U.S.-owned foreign subsidiaries as such earnings are permanently invested. The Company’s liability for uncertain tax positions represents open tax return positions and tax assessments received and is reflected in accrued expenses and other liabilities.

Prior to the Structure Formation, CLI was a disregarded U.S. entity owned by the Initial Shareholder which is incorporated in Bermuda.  Therefore, only the Initial Shareholder’s income effectively connected with its U.S. trade or business was subject to U.S. taxation.  Further, prior to the Structure Formation, CLI was a single-member LLC, and taxation was provided as if it was a stand-alone entity.  After the Structure Formation, CLI is a disregarded entity owned by SeaCube Operating Company Ltd. which is incorporated in Bermuda.  Therefore, only SeaCube Operating Company Ltd.’s income effectively connected with its U.S. trade or business is subject to U.S. taxation.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

The provision (benefit) for income taxes is comprised of the following:

	Year ended December 31
	2010	2009	2008
U.S. current federal income tax provision	$(36)	$36	$—
U.S. deferred federal income tax provision	695	(60)	—
Total federal income taxes	659	(24)	—
U.S. current state and local income tax provision	—	3	—
U.S. deferred state and local income tax provision	93	(8)	—
Total state and local income taxes	93	(5)	—
Non-U.S. income tax provision	44	277	—
Total provision for income taxes	$796	$248	$—

Significant components of deferred tax assets and liabilities were as follows:

	December 31,
	2010	2009
Deferred tax assets:
Loss carryforwards	$143	$9,390
Derivative instruments	1,130	1,581
Other	—	77
Valuation allowance	—	(6,543)
Total deferred tax assets	1,273	4,505
Deferred tax liabilities:
Operating property, net	4,679	4,625
Total deferred tax liabilities	4,679	4,625
Net deferred tax liabilities	$3,406	$120

At December 31, 2009, the Company had net operating loss (“NOLs”) carryforwards and capital loss carryforwards of approximately $19,915 and $3,561, respectively, for U.S. federal and state income tax purposes.  At December 31, 2009, the Company recorded a valuation allowance against its deferred tax assets reflecting its view that it is more likely than not the assets will not be realized.  These NOLs and capital loss carryforwards and NOLs generated through March 28, 2010 are no longer available to the Company as a result of the Structure Formation. See Note 1.  At December 31, 2010, the Company has an NOL carryforward of approximately $358, which expire in 2030.

A reconciliation of the U.S. statutory tax rate to the effective tax rate follows:

	Year Ended December 31,
	2010	2009	2008
U.S. statutory rate	35.0%	(35.0)%	35.0%
U.S. alternative minimum tax	—	0.2	0.0
State taxes	0.2	(0.1)	(0.5)
Non-U.S. taxes	0.1	1.9	0.0
Valuation allowances	—	8.4	4.2
Foreign sourced income not subject to tax	(33.9)	25.7	(38.7)
Other	1.2	0.6	(0.0)
Effective tax rate	2.6%	1.7%	0.0%

The effective tax rate differs from the U.S. federal tax rate of 35% primarily due to the Company’s lower or nontaxed foreign sourced operations. For the year ended December 31, 2008, the company recorded pre-tax earnings on a world-wide basis; however, it had pre-tax losses from U.S. sources. As such, the company did not book a tax provision because the foreign sourced income was not subject to tax and the tax benefit from the U.S. sourced loss was fully offset by a valuation allowance for both periods.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2010	2009
Balance at beginning of period	$277	$—
Additions based on tax positions related to current year	13	—
Additions based on tax positions related to prior years	—	277
Settlements	(181)	—
Balance at end of period	$109	$277

The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

As of December 31, 2010, the Company has $109 of unrecognized tax benefits which, if recognized, would favorably affect the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense.

The Initial Shareholder has tax returns for the years 2006 through 2009 open to federal income tax examination and the 2007 tax return is currently being examined by the IRS. The state tax returns are open to examination for the years 2006 through 2009. The Company does not expect the outcome of such examinations to have a material impact on the consolidated financial statements. In addition, net operating losses generally remain subject to audit until three years from their utilization regardless of the year of origination.

8.  Commitments and Contingencies

Purchase Commitments

At December 31, 2010 commitments for capital expenditures totaled $157,117, all of which was committed for 2011.

Lease Commitments

The Company and its subsidiaries are parties to various operating leases relating to office facilities, transportation vehicles, and certain other equipment with various expiration dates through 2014. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses.

Rental expense under operating leases was $894, $760 and $734 for the years ended December 31, 2010, 2009 and 2008, respectively.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

As of December 31, 2010, the aggregate minimum rental commitment under operating leases having initial or remaining noncancelable lease terms in excess of one year was as follows:

2011	$596
2012	479
2013	227
2014	44
2015	—
$1,346

Guarantees and Indemnifications

In the ordinary course of business, the Company, through its wholly owned subsidiaries, executes contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as an assignment and assumption agreement. These indemnifications might include claims related to any of the following: tax matters, governmental regulations, and contractual relationships. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnifications and has accrued for any expected losses that are probable. No losses were accrued at December 31, 2010 and 2009.

Other

The Company is engaged in various legal proceedings from time to time incidental to the conduct of its business. Such proceedings may relate to claims arising out of accidents that occur from time to time which involve death and injury to persons and damage to property. Accordingly, the Company requires all of its lessees to indemnify the Company against any losses arising out of such accidents or other occurrences while the containers are on-hire to the lessees. In addition, lessees are generally required to maintain minimum levels of general liability insurance coverages which are standard in the industry. In addition, the Company maintains a general liability policy in the event that the above lessee coverage is insufficient.

While the Company believes that such coverage should be adequate to cover current claims, there can be no guarantee that future claims will never exceed such amounts. Nevertheless, the Company believes that no current or potential claims of which it is aware will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

The Company is subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. The Company may spend significant financial and managerial resources to defend itself against such claims, even when they are without merit. The Company is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company, its consolidated financial position, results of operations or cash flows.

9.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the changes in the fair value of derivative instruments, reclassification into earnings of amounts previously deferred relating to the derivative instruments and foreign currency translation gains and losses relating to the Company’s foreign subsidiaries.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

The components of accumulated other comprehensive loss are as follows:

	December 31,
	2010	2009
Net derivative loss to be reclassified into earnings	$(5,770)	$(11,704)
Unrealized losses on derivative instruments	(35,165)	(30,548)
Foreign currency translation	222	206
Total accumulated other comprehensive loss	$(40,713)	$(42,046)

The unrealized amounts in accumulated other comprehensive income (loss) will fluctuate based on changes in the fair value of open derivative contracts during each reporting period.

10.  Share Based Payments

Restricted Stock

On April 26, 2010, certain employees of the Company and Seacastle exchanged an aggregate of 826,914 shares of Seacastle common stock for 477,812 of the Company’s common shares, at an exchange ratio of 0.577826 of a SeaCube common share for each share of Seacastle common stock.  The 826,914 shares of Seacastle common stock included 721,731 vested shares and 105,183 unvested restricted shares which were exchanged into 417,033 vested shares and 60,779 unvested restricted shares.  The unvested shares related to this exchange will vest over periods through January 1, 2015.

SeaCube accounted for the exchange of the awards as a modification in accordance with the Compensation – Stock Compensation Topic where applicable and determined no additional compensation charges were required.  SeaCube will record compensation expense on the unvested shares at the date of the exchange over the remaining vesting period.

In addition, the Company has an incentive plan under which restricted stock may be granted to employees, officers and directors.  Grants under this incentive plan generally vest over 3 years.  The Company recorded compensation expense of $364 for the year ended December 31, 2010.  Compensation expense is recorded as a component of selling, general and administrative expenses in the Company’s consolidated statements of operations.  As of December 31, 2010, the total number of shares authorized for grant under this plan was 1,000,000 with 910,000 shares available for future grant.

A summary of the restricted shares is as follows:

	Shares	Weighted-average per share at grant date
Nonvested at April 26, 2010	60,779	$11.17
Granted	90,000	10.00
Vested	-	-
Nonvested at December 31, 2010	150,779	$10.47

Total unrecognized compensation cost was approximately $1,215 at December 31, 2010 which is expected to be recognized over the remaining weighted-average vesting period of 2.7 years.

11.  Earnings per Share and Dividends

The computation of basic earnings per share is based on the weighted average number of common shares outstanding including participating securities outstanding during the period.  Diluted EPS is calculated by dividing Net income (loss) by the weighted average number of common shares outstanding during the period while also giving effect to all potentially dilutive common shares based on the treasury stock method.  The weighted average shares used to calculate basic and diluted earnings per share (“EPS”) have been retroactively adjusted based on the Structure Formation (see Note 1).  The Company has issued 16,000,000 common shares to the Initial Shareholder.

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

There were no potentially dilutive common shares for any period in these consolidated financial statements.  There were no anti-dilutive common shares for any period in these consolidated financial statements.

	Year Ended December 31,
	2010	2009	2008
Weighted-average shares:
Common shares outstanding	16,842,167	16,000,000	16,000,000
Restricted common shares	57,244	—	—
Total weighted-average shares	16,899,411	16,000,000	16,000,000

The calculation for basic and diluted earnings per share is as follows:

	Year Ended December 31,
	2010	2009	2008

Net income (loss)	$29,620	$(15,004)	$30,036
Less: Undistributed earnings allocated to restricted shareholders	(100)	—	—
Income (loss) attributable to common shareholders	$29,520	$(15,004)	$30,036

Income (loss) per share attributable to common shareholders:
Basic	$1.75	$(0.94)	$1.88
Diluted	$1.75	$(0.94)	$1.88

On April 22, 2010, the Company’s Board of Directors declared a dividend of $0.175 per common share, or an aggregate of $2.8 million, which was paid on May 28, 2010 to shareholders of record as of April 22, 2010.

On November 11, 2010, the Company’s Board of Directors approved and declared a $0.20 per share initial cash dividend on its issued and outstanding common shares, payable on January 18, 2011 to shareholders of record at the close of business on January 3, 2011.

12.  Industry Segment and Geographic Information

The Company’s operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and complementary container equipment. Intermodal containers are large, standardized steel boxes used to transport freight by ship, rail or truck. The Company leases three principal types of containers: (1) refrigerated containers, which are used for perishable items such as fresh and frozen foods; (2) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel; and (3) generator sets, which are used to power refrigerated containers.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

An operating segment is a component of a company that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company’s management operates the Company as a homogenous unit and has determined that it operates in one industry operating segment.

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

	Year Ended December 31
	2010	2009	2008
Asia	$38,965	$31,422	$61,185
Australia/New Zealand	855	1,113	2,009
Europe/Africa/Middle East	51,972	61,645	102,207
North America	20,284	20,817	17,152
South America	25,173	26,876	56,266
	$137,249	$141,873	$238,819

13.  Defined Contribution Plan

The Company has established a defined contribution plan covering substantially all of its eligible employees. The Company matches 100% of the employees’ contributions up to 6% of their compensation, and has the option of contributing an additional percentage of employee compensation to the plan at the end of each fiscal year. In the years ended December 31, 2010, 2009 and 2008, the Company contributed $359, $397 and $425, respectively.

14.  Related Party Transactions

Transactions with affiliates

Prior to our IPO, the Company shared some services, staff and space with other affiliates of Seacastle.  For the years ended December 31, 2010, 2009 and 2008, net charges from these affiliates were $286, $968 and $1,133, respectively.  These amounts include expenses for share-based compensation allocated from Seacastle, to both dedicated and shared SeaCube employees and are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations.  The expense and cost allocations have been determined based on methodologies (such as space used or hours worked) in order to establish reasonable charges for the services provided or for the benefit received during the periods presented.  Since becoming a public company, the transactions with affiliates are significantly reduced and currently limited to reimbursement for shared office space and staff to support tax related work.  The Company has a net receivable (payable) to affiliates of Seacastle of $317 and $(1,151) as of December 31, 2010 and 2009, respectively.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

Due from Officer

On December 31, 2009, the Company recorded a receivable from the Company’s Chief Executive Officer of $0.3 million for payroll taxes paid on his behalf by the Company related to the vesting of his restricted stock grants. The receivable is included in Other assets. Repayment of the receivable was received in March 2010. The amount receivable at December 31, 2008 was $0.4 million and payment was received in February 2009.

Shareholder Note and Dividend

On January 27, 2009, the Company distributed a total of $115.8 million to the Initial Shareholder. Of the total, $55.8 million was in the form of a loan and $60.0 million was in the form of a dividend. The Company accounted for the $60.0 million as a dividend, because it did not expect it to be repaid, while the $55.8 million was accounted for as a loan because the Company expected it to be repaid.  The loan is in the form of a demand note (the “Shareholder Note”) at a stated interest of 4% per annum.  As of the date of the Structure Formation, the Shareholder Note had a balance of $94.8 million, consisting of $91.3 million in advanced principal and $3.5 million of accrued interest.  Interest income earned from this note was $0.9 million and $2.6 million for the year ended December 31, 2010 and 2009, respectively.  The obligations under this Shareholder Note were assumed by SeaCube Operating Company Ltd, in connection with the Structure Formation.  The assumption was treated as a non-cash equity distribution to Seacastle Operating.  In connection with the assumption, Seacastle Operating entered into a guarantee of the obligations of SeaCube Operating Company Ltd. under the Shareholder Note.  No consideration has been or will be paid by the Initial Shareholder to SeaCube Operating Company Ltd. in exchange for the assumption of the Shareholder Note.

In August 2010, the Company distributed $3.75 million to the Initial Shareholder in the form of a loan which was used to make interest and principal payments on the Seacastle Credit Facility.  In September 2010, the Company distributed $4.4 million to the Initial Shareholder in the form of a loan which was used to make interest and principal payments and pay fees on the Seacastle Credit Facility.  The Initial Shareholder plans to repay these amounts plus interest at 3% per annum with cash expected from SeaCube dividends, contributions from other Seacastle subsidiaries, or other cash flows.  Interest income earned from this note was $0.1 million for the year ended December 31, 2010.

15.  Fair Value of Financial Instruments

The Company applies the provisions included in the Fair Value Measurements and Disclosures Topic to all financial and non-financial assets and liabilities. This Topic emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The Topic requires the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize use of unobservable inputs. These inputs are prioritized as follows:

●	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

●
Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3: Unobservable inputs for which there is little or no market data and which require internal development of assumptions about how market participants price the asset or liability.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk and the Company’s credit risk in its assessment of fair value.

The following table sets forth the valuation of the Company’s financial assets and liabilities measured at fair value on a recurring basis by the above input levels as of December 31, 2010 and 2009:

	Fair Value as of December 31,	Fair Value Measurement as of December 31, 2010 Using Fair Value Hierarchy
	2010	Level 1	Level 2	Level 3
Assets:
Restricted cash	$17,132	$17,132	$—	$—
Liabilities:
Derivative instruments	45,496	—	45,496	—

	Fair Value as of December 31,	Fair Value Measurement as of December 31, 2009 Using Fair Value Hierarchy
	2009	Level 1	Level 2	Level 3
Assets:
Restricted cash	$22,060	$22,060	$—	$—
Liabilities:
Derivative instruments	43,304	—	43,304	—

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

Leasing assets held for sale are measured at fair value on a non-recurring basis.  The fair value is calculated using the income approach based on inputs classified as level 2 in the fair value hierarchy.  There were no other assets and liabilities measured at fair value on a nonrecurring basis.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

16.  Unaudited Quarterly Information

The following table sets forth certain key interim financial information for the years ended December 31, 2010 and 2009:

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share amounts)

Total Revenue	$33,194	$33,649	$34,473	$35,933
Net income	$7,242	$7,289	$4,827	$10,262
Net income per basic and diluted common share (a)	$0.45	$0.45	$0.29	$0.55

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share amounts)

Total Revenue	$41,315	$34,259	$33,257	$33,042
Net income (loss) (b)	$(18,524)	$1,562	$2,613	$(655)
Net income (loss) per basic and diluted common share (a)	$(1.16)	$0.10	$0.16	$(0.04)

(a)	The sum of the quarterly earnings per share amounts may not equal the annual amount reported since per share amounts are computed independently for each period presented.

(b)	Includes $37,922 of loss on terminations and modifications of derivative instruments, $1,330 of loss on retirement of debt and $15,583 of gain on 2009 sale in the first quarter.

17.  Subsequent Events

Dividend

On March 9, 2011, the Company’s Board of Directors approved and declared a $0.22 per share cash dividend on its issued and outstanding common shares, payable on April 15, 2011 to shareholders of record at the close of business on April 8, 2011.

Share Based Payments

In accordance with the SeaCube Container Leasing Ltd. 2010 Omnibus Equity Incentive Plan, the Company issued 125,000 shares of restricted common shares on February 17, 2011.  These shares will vest through January 31, 2014.

The Company has evaluated all significant activities through the time of filing these financial statements with the SEC and has concluded that no additional subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

SCHEDULE II
SeaCube Container Leasing Ltd.
Valuation and Qualifying Accounts

(In thousands)

Allowance for doubtful accounts:

	Beginning Balance	Additions/ (Reversals)	Write-off	Ending Balance
For the year ended December 31, 2010	$3,199	$(1,693)	$1,451	$2,957
For the year ended December 31, 2009	$4,659	$4,678	$(6,138)	$3,199
For the year ended December 31, 2008	$3,427	$1,468	$(236)	$4,659

F-33