Form 10-Q
period 2011-03-31
SeaCube Container Leasing Ltd.
filed 2011-05-11
CIK 1487999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

or

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
Yes ☒ No☐

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
Yes ☐  No☒

The number of outstanding shares of the Registrant’s Common Stock as of May 2, 2011 was 20,163,359.

SeaCube Container Leasing Ltd.

FORM 10-Q

Table of Contents

Page No.

PART I.   FINANCIAL INFORMATION:

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SeaCube Container Leasing Ltd.
Consolidated Balance Sheets
(Amounts in thousands, except for share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Cash and cash equivalents	$24,676	$17,868
Restricted cash	42,374	17,132
Accounts receivable, net of allowance of $2,909 and $2,957, respectively	26,398	27,168
Net investment in direct finance leases	506,332	516,158
Leasing equipment, net of accumulated depreciation of $148,667 and $141,783, respectively	678,195	476,566
Goodwill	22,483	22,483
Shareholder note	8,308	8,247
Other assets	14,785	12,605
Total assets	$1,323,551	$1,098,227
Liabilities and shareholders’ equity

Liabilities:
Equipment purchases payable	$128,235	$39,379
Accrued expenses and other liabilities	30,390	24,068
Fair value of derivative instruments	39,434	45,496
Deferred income	2,312	2,370
Deferred income taxes	3,511	3,406
Debt:
Due within one year	143,559	130,095
Due after one year	776,793	664,107
Total debt	920,352	794,202
Total liabilities	1,124,234	908,921
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized	—	—
Common shares, $0.01 par value 400,000,000 shares authorized; 20,163,359 shares issued and outstanding at March 31, 2011; 20,017,812 shares issued and outstanding at December 31, 2010	201	200
Additional paid in capital	218,008	217,789
Retained earnings	16,614	12,030
Accumulated other comprehensive income (loss)	(35,506)	(40,713)
Total shareholders’ equity	199,317	189,306
Total liabilities and shareholders’ equity	$1,323,551	$1,098,227

See accompanying notes.

SeaCube Container Leasing Ltd.
Consolidated Statements of Operations
(Amounts in thousands, except for per share amounts)
(unaudited)

	Three months ended March 31,
	2011	2010
Revenues:
Equipment leasing revenue	$21,765	$16,637
Finance revenue	12,625	13,323
Other revenue	2,431	3,234
Total revenues	36,821	33,194
Expenses:
Direct operating expenses	979	2,277
Selling, general and administrative expenses	5,894	5,344
Depreciation expenses	9,904	8,375
Provision for doubtful accounts	—	50
Impairment of leasing equipment held for sale	196	217
Interest expense, including non-cash interest of $257 and $1,649, respectively	10,454	11,217
Interest income	(74)	(900)
Other expenses (income), net	367	(648)
Total expenses	27,720	25,932

Income before provision for income taxes	9,101	7,262
Provision for income taxes	81	20
Net income	$9,020	$7,242
Net Income per common share
Basic	$0.45	$0.45
Diluted	$0.45	$0.45
Dividend per common shareholder	$0.22	$—
See accompanying notes.

SeaCube Container Leasing Ltd.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$9,020	$7,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,243	8,709
Provision for doubtful accounts	—	50
Loss on sale of leasing equipment	265	540
Stock based compensation	284	—
Derivative loss reclassified into earnings	740	1,878
Ineffective portion of cash flow hedges	(828)	(580)
Impairment of leasing equipment held for sale	196	217
Changes in operating assets and liabilities:
Accounts receivable	2,178	3,203
Other assets	(63)	(1,079)
Accounts payable, accrued expenses and other liabilities	6,174	6,840
Deferred income	(58)	(716)
Net cash provided by operating activities	28,151	26,304
Cash flows from investing activities
Proceeds from sale of leasing equipment	3,516	3,603
Collections on net investment in direct finance leases, net of interest earned	23,476	26,117
(Increase) decrease in restricted cash	(25,241)	3,764
Purchase of fixed assets	(45)	—
Purchase of leasing equipment	(125,633)	—
Investment in direct financing leases	(14,645)	(2,741)
Increase in Shareholder Note	(61)	(5,711)
Net cash provided by (used in) investing activities	(138,633)	25,032
Cash flows from financing activities
Proceeds from long-term debt	329,000	—
Repayments of long-term debt	(202,849)	(31,979)
Cash paid for debt issuance fees	(3,846)	(274)
Cash paid for derivatives	(676)	—
Dividends paid	(4,004)	—
Other financing activities	(365)	—
Net cash provided by (used in) financing activities	117,260	(32,253)
Effect of changes in exchange rates on cash and cash equivalents	30	(23)
Net increase in cash and cash equivalents	6,808	19,060
Cash and cash equivalents, beginning of period	17,868	8,014
Cash and cash equivalents, end of period	$24,676	$27,074
Supplemental disclosures of cash flow information
Cash paid for interest	$9,668	$9,384
Cash paid for taxes	$188	$3

See accompanying notes.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements
(Dollars in thousands, except as otherwise noted)
(unaudited)

1. Description of the Business and Basis of Presentation

The accompanying consolidated financial statements of SeaCube Container Leasing Ltd. (the “Company” or “SeaCube”) are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC; however, we believe that the disclosures are adequate to make information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

On October 27, 2010, the SEC declared effective the registration statement relating to the Company’s initial public offering (“IPO”) of 10,925,000 shares at a price to the public of $10.00 per share. The Company issued 3,450,000 shares in the offering, which less underwriting discounts and expenses resulted in net proceeds of approximately $27 million.  The Initial Shareholder sold 7,475,000 of its 16,000,000 previously outstanding shares.

New Accounting Pronouncements

Adopted in 2011

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements (“ASU 2009-13”), which amends ASC 605-25, Revenue Recognition—Multiple Element Arrangements, to require the use of management’s best estimate of selling price for individual elements of an arrangement when vendor-specific objective evidence or third-party evidence is unavailable. Additionally, it eliminates the residual method of revenue recognition in accounting for multiple deliverable arrangements and significantly expands the disclosures required for multiple deliverable arrangements. The revised guidance provides entities with the option of adopting the revisions retrospectively for all periods presented or prospectively for all revenue arrangements entered into or materially modified after the date of adoption. The Company will apply ASU 2009-13 prospectively for revenue arrangements entered into or materially modified in beginning on or after January 1, 2011. The adoption of ASU 2009-13 did not have a material impact on the Company’s Consolidated Financial Statements.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

2. Leasing Activity

Equipment Leasing Revenue

The Company has noncancelable operating leases for its leasing equipment.  As of March 31, 2011, future minimum lease revenue under these agreements was estimated as follows:

Total Amount
2011	$55,471
2012	53,794
2013	38,931
2014	29,279
2015	21,704
Thereafter	37,880
$237,059
Finance Revenue

At March 31, 2011, receivables under these direct finance leases are collectible through 2020 as follows:

	Total Lease Receivables	Unearned Lease Income	Net Lease Receivables
2011	$107,445	$34,672	$72,773
2012	126,787	38,101	88,686
2013	116,153	29,472	86,681
2014	129,975	20,001	109,974
2015	64,799	12,259	52,540
Thereafter	114,152	18,474	95,678
	$659,311	$152,979	$506,332

The Company does not record an allowance for credit losses associated with direct finance leases. The Company maintains a strong credit performance due to our comprehensive credit underwriting and monitoring in addition to certain attributes of our business including the size and quality of our customers and our ability to recover containers and remarket them in default situations.

As of March 31, 2011 and December 31, 2010, the Company had guaranteed and unguaranteed residual values for leasing equipment on direct finance leases of $92,494 and $87,691, respectively.  As of December 31, 2010, the Company had total lease receivables, unearned lease income and net lease receivables of $671,773, $155,615 and $516,158, respectively. The unguaranteed residual values are reflected in the ‘‘Net Lease Receivables’’ above.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

3. Leasing Equipment

The following is a summary of leasing equipment recorded:

	March 31, 2011	December 31, 2010
Dry containers	$299,881	$137,623
Refrigerated containers	503,987	457,365
Generator sets	22,994	23,361
Total	826,862	618,349
Less accumulated depreciation	(148,667)	(141,783)
Leasing equipment, net of accumulated depreciation	$678,195	$476,566

There were no assets recorded under capital leases as of March 31, 2011 and December 31, 2010, respectively.

4. Borrowings

CLI Funding V Credit Facility

On March 18, 2011, the Company, through its wholly owned subsidiary, CLI Funding V LLC ("CLIF V”) completed its offering of $230 million Series 2011-1 Fixed Rate Secured Notes ("Series 2011-1 Notes"). The Series 2011-1 Notes, rated "A" by Standard & Poor's, were issued at par with an annual interest rate of 4.5% and have a scheduled maturity date of March 18, 2021 with a legal final maturity date of March 18, 2026.  Certain assets were sold from CLI Funding IV LLC ("CLIF IV") to CLIF V, resulting in the transfer of ownership of the units and repayment of the outstanding borrowings under CLIF IV.

The following is a summary of the Company’s borrowings:

	March 31, 2011	December 31, 2010
Container Asset-Backed Securitizations:
Series 2006-1 Notes	$336,756	$352,299
CLI Funding III Credit Facility	296,596	311,903
CLI Funding IV Credit Facility	—	110,000
CLI Funding V Credit Facility	230,000	—
Container Revolving Credit Facility	57,000	20,000
Total debt	920,352	794,202
Less current maturities	(143,559)	(130,095)
Long-term debt, less current maturities	$776,793	$664,107

The Company has debt obligations that are collateralized by the Company’s restricted cash, leasing equipment and net investment in direct finance leases.  As of March 31, 2011 and December 31, 2010, assets pledged as collateral on the Company’s debt amounted to $1,172,142 and $978,429, respectively.

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

The Company’s interest rate derivatives involve counterparty credit risk.  As of March 31, 2011, all of the Company’s interest rate derivatives are held with counterparties or guaranteed by parties with a credit rating of at least A3 by Moody’s.  The Company monitors the credit risk associated with these instruments periodically to validate that it is probable that the counterparty (or guarantor) will perform.  As of March 31, 2011, the Company does not anticipate that any of these counterparties will fail to meet their obligations.  As of March 31, 2011, there are no credit risk related contingent features in any of the Company’s derivative agreements.

The Company held the following interest rate derivatives designated as cash flow hedges as of March 31, 2011:

Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Floating Rate	Fixed Interest Rate	Fair Value (a)
CLI Funding Series 2006-1	$3,500	Feb-2006	Oct-2011	1M LIBOR	5.5800%	$(56)
CLI Funding Series 2006-1	12,917	Feb-2006	Oct-2013	1M LIBOR	4.1450%	(567)
CLI Funding Series 2006-1	45,458	Feb-2006	Dec-2013	1M LIBOR	4.2990%	(2,328)
CLI Funding Series 2006-1	20,625	Feb-2006	Dec-2013	1M LIBOR	4.9200%	(1,163)
CLI Funding Series 2006-1	144,792	Aug-2006	Jun-2016	1M LIBOR	5.2950%	(15,818)
CLI Funding Series 2006-1	51,964	Jan-2009	Aug-2016	1M LIBOR	4.6400%	(4,135)
CLI Funding Series 2006-1	57,500	Jan-2009	Aug-2016	1M LIBOR	4.9500%	(4,990)
CLI Funding III, LLC	—	Jun-2008	Jun-2018	1M LIBOR	5.2900%	(15)
CLI Funding III, LLC	15,282	May-2008	Feb-2018	1M LIBOR	4.5200%	(1,171)
CLI Funding III, LLC	29,401	May-2008	Jul-2017	1M LIBOR	4.5300%	(2,237)
CLI Funding III, LLC	78,689	May-2008	Feb-2018	1M LIBOR	4.2075%	(4,304)
CLI Funding III, LLC	4,047	Jul-2008	Jun-2016	1M LIBOR	4.0500%	(311)
CLI Funding III, LLC	19,000	Jul-2008	Jul-2017	1M LIBOR	4.1000%	(1,173)
CLI Funding III, LLC	18,234	Jul-2008	Dec-2018	1M LIBOR	3.6420%	(584)
CLI Funding III, LLC	43,750	Mar-2010	Nov-2014	1M LIBOR	2.0200%	(621)
CLI Funding III, LLC	19,868	Jan-2011	May-2017	1M LIBOR	1.6250%	39
Total interest rate derivatives designated as cash flow hedges	$565,027					$(39,434)

(a)	All interest rate derivatives are recorded in fair value of derivative instruments in the liabilities section of the consolidated balance sheets.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

The following tables set forth the net of tax effect of the Company’s cash flow hedge derivative instruments on the consolidated financial statements for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31, 2011
	Effective Portion			Ineffective Portion
Derivative Instrument	Change in Unrealized (Gain) Loss Recognized in OCI(a)	Location of (Gain) Loss reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified from Accumulated OCI into Income(b)	Location of (Gain) Loss Recognized Directly in Income	(Gain) Loss Recognized Directly in Income
Interest rate derivatives	(1,061)	Interest expense	6,238	Interest expense	(828)

	For the Three Months Ended March 31, 2010
	Effective Portion			Ineffective Portion
Derivative Instrument	Change in Unrealized (Gain) Loss Recognized in OCI(a)	Location of (Gain) Loss reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified from Accumulated OCI into Income(b)	Location of (Gain) Loss Recognized Directly in Income	(Gain) Loss Recognized Directly in Income
Interest rate derivatives	(9,653)	Interest expense	8,765	Interest expense	(580)

(a)
Represents the change in the fair market value of the Company’s interest rate derivatives, net of tax, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives.

(b)	Represents the amount of actual cash paid related to the net settlements of the interest rate derivatives and amortization of deferred losses on the Company’s terminated derivatives as follows:

	Three months ended March 31,
	2011	2010

Net settlement of interest rate derivatives	$5,498	$6,887
Amortization of terminated derivatives	740	1,878

As of March 31, 2011, the amount of Accumulated OCI related to derivatives was $(35,758).  The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $20,727 and the amortization of deferred net losses on the Company’s terminated derivatives of $3,909.

6. Income Taxes

The consolidated income tax expense for the three months ended March 31, 2011 and 2010 was determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 2011 and 2010, respectively. The Company’s effective tax rate differs from the U.S. federal tax rate of 35% primarily due to its lower or nontaxed foreign sourced income.

7. Other Expenses (Income), Net

Other expenses (income), net of $(648) for the three ended March 31, 2010, included proceeds on a default insurance recovery of $1,200.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

8. Comprehensive Income (Loss)

Total comprehensive income (loss) includes net income, the changes in the fair value of derivative instruments, reclassification into earnings of amounts previously deferred relating to derivative instruments and foreign currency translation gain (loss) relating to the Company’s foreign subsidiaries.  Total comprehensive income (loss) for the three months ended March 31, 2011 and 2010 is as follows:

	Three months ended March 31,
	2011	2010

Net income	$9,020	$7,242
Net derivative loss reclassified into earnings	740	1,878
Unrealized gain (loss) on derivative instruments, net of tax	4,437	(2,766)
Foreign currency translation	30	(23)
Total comprehensive income	$14,227	$6,331

9. Commitments and Contingencies

Purchase Commitments

At March 31, 2011, commitments for capital expenditures totaled $90,713, all of which is committed for 2011.

Lease Commitments

The Company and its subsidiaries are parties to various operating leases relating to office facilities, transportation vehicles, and certain other equipment with various expiration dates through 2014. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses.

As of March 31, 2011, the aggregate minimum rental commitment under operating leases having initial or remaining noncancelable lease terms in excess of one year was $1,204.

10. Share Based Payments

A summary of the restricted shares under the Company’s incentive plan is as follows:

	Shares	Weighted-average per share at grant date
Nonvested at January 1, 2011	150,779	$10.47
Granted	145,547	15.30
Vested	(35,119)	11.17
Nonvested at March 31, 2011	261,207	$13.07

The Company recorded compensation expense of $284 for the three months ended March 31, 2011. Compensation expense is recorded as a component of selling, general and administrative expenses in the Company’s consolidated statements of operations. Total unrecognized compensation cost was approximately $3,159 at March 31, 2011 which is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

11. Earnings per Share and Dividends

The computation of basic earnings per share is based on the weighted average number of common shares outstanding including participating securities outstanding during the period.  Diluted EPS is calculated by dividing Net income (loss) by the weighted average number of common shares outstanding during the period while also giving effect to all potentially dilutive common shares based on the treasury stock method.  The weighted average shares used to calculate basic and diluted earnings per share (“EPS”) in the prior year period have been retroactively adjusted to include the 16,000,000 common shares issued to the Initial Shareholder.

In accordance with the Earnings per Share Topic, any unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  Accordingly, all of the Company’s restricted common shares are participating securities.

	Three months ended March 31,
	2011	2010
Weighted-average shares:
Common shares outstanding	19,902,152	16,000,000
Restricted common shares	177,646	—
Total weighted-average shares	20,079,798	16,000,000

The calculation for basic and diluted earnings per share is as follows:

	Three months ended March 31,
	2011	2010

Net income	$9,020	$7,242
Less: Undistributed earnings allocated to restricted shareholders	(80)	—
Income attributable to common shareholders	$8,940	$7,242

Income per share attributable to common shareholders:
Basic	$0.45	$0.45
Diluted	$0.45	$0.45

There were no potentially dilutive common shares for any period in these consolidated financial statements.

On March 9, 2011, the Company’s Board of Directors approved and declared a $0.22 per share cash dividend on its issued and outstanding common shares of 20,163,359, payable on April 15, 2011 to shareholders of record at the close of business on April 8, 2011.

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

	Three Months Ended March 31,
Total revenues	2011	2010
Asia	$12,321	$8,291
Australia/New Zealand	156	195
Europe/Africa/Middle East	13,335	12,829
North America	4,820	5,421
South America	6,189	6,458
	$36,821	$33,194

13. Related Party Transactions

Transactions with Affiliates

Prior to our IPO, the Company shared some services, staff and space with other affiliates of Seacastle.  For the three months ended March 31, 2011 and 2010, net charges (to) from these affiliates were $108 and $(40) respectively. Also included in these amounts are expenses for share-based compensation allocated from Seacastle, to both dedicated and shared SeaCube employees. These amounts are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations. The expense and cost allocations have been determined based on methodologies (such as space used or hours worked) in order to establish reasonable charges for the services provided or for the benefit received during the periods presented.  Since becoming a public company, the transactions with affiliates are significantly reduced and currently limited to reimbursement for shared office space and staff to support tax related work.  The Company has a net receivable to affiliates of Seacastle of $354 and $317 as of March 31, 2011 and December 31, 2010, respectively.

Shareholder Note and Dividend

In August 2010, the Company distributed $3.75 million to the Initial Shareholder in the form of a loan which was used to make interest and principal payments on Seacastle’s Credit Facility.  In September 2010, the Company distributed $4.4 million to the Initial Shareholder in the form of a loan which was used to make interest and principal payments and pay fees on Seacastle’s Credit Facility.  The Initial Shareholder plans to repay these amounts plus interest at 3% per annum with cash expected from SeaCube dividends, contributions from other Seacastle subsidiaries, or other cash flows.  Interest income earned from this note was $61 for the three months ended March 31, 2011.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

14. Fair Value of Financial Instruments

The following tables set forth the valuation of the Company’s financial assets and liabilities measured at fair value on a recurring basis by input levels as of March 31, 2011 and December 31, 2010:

	Fair Value as of March 31,	Fair Value Measurement as of March 31, 2011 Using Fair Value Hierarchy
	2011	Level 1	Level 2	Level 3
Assets:
Restricted cash	$42,374	$42,374	$—	$—
Liabilities:
Derivative instruments	39,434	—	39,434	—

	Fair Value as of December 31,	Fair Value Measurement as of December 31, 2010 Using Fair Value Hierarchy
	2010	Level 1	Level 2	Level 3
Assets:
Restricted cash	$17,132	$17,132	—	—
Liabilities:
Derivative instruments	45,496	—	45,496	—

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

The Company’s financial instruments, other than cash, consist principally of cash equivalents, restricted cash, accounts receivable, accounts payable, debt and interest rate derivatives.  The fair value of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximates the carrying value of these financial instruments because of their short-term nature.  The fair values of our debt are estimated using a discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

14. Fair Value of Financial Instruments (Continued)

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)

Long-term debt	$(920,352)	$(920,352)	$(794,202)	$(794,202)
Derivative Instrument	(39,434)	(39,434)	(45,496)	(45,496)

15. Subsequent Events

Dividend

On May 10, 2011, the Company’s Board of Directors approved and declared a $0.22 per share cash dividend on its issued and outstanding common stock, payable on July 15, 2011 to shareholders of record at the close of business on July 8, 2011.

Unsecured Term Notes

On April 28, 2011, the Company closed on a $50 million Five Year Senior Unsecured Term Loan.  The loan has an annual interest rate of 11%. The company plans to use the proceeds of the loan to increase its investment in new containers.

CLI Funding IV Credit Facility

On May 9, 2011, the CLI Funding IV Credit Facility was extended for 2 years, which included extending the revolving period to May 9, 2013.  Originally, the facility had a one year revolving period, which was to expire on May 17, 2011.  After the revolving credit period expires (subject to any extensions), the facility converts to a five year amortizing term loan.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties.  You should read the following discussion in conjunction with our historical consolidated financial statements included in this Form 10-Q and our annual audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under ‘‘Risk Factors’’ included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

SeaCube Container Leasing Ltd (“SeaCube” or “the Company”) is one of the world’s largest container leasing companies based on total assets.  Containers are the primary means by which products are shipped internationally because they facilitate efficient movement of goods via multiple transportation modes including ships, rail and trucks.  The principal activities of our business include the acquisition, leasing, re-leasing and subsequent sale of refrigerated and dry containers and generator sets.  The Company leases our containers primarily under long-term contracts to a diverse group of the world’s leading shipping lines.  As of March 31, 2011, we employ 74 people in seven offices worldwide and have total assets of 1.3 billion.

As of March 31, 2011, we own or manage a fleet of 553,130 units, representing 870,565 TEUs of containers and generator sets.  For the three months ended March 31, 2011, our average utilization was 98.5%, as measured in units.

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

The tables below summarize the composition of our fleet by unit and TEU as of March 31, 2011:

Equipment Fleet by Units

	Refrigerated	Dry	Gensets	Total
Operating Leases	32,267	92,480	2,775	127,522
Direct Finance Leases	18,099	216,360	2,577	237,036
Total Owned	50,366	308,840	5,352	364,558
Managed	29,410	157,755	1,407	188,572
Total Fleet	79,776	466,595	6,759	553,130

Equipment Fleet by TEUs

	Refrigerated	Dry	Gensets	Total
Operating Leases	60,013	144,932	2,775	207,720
Direct Finance Leases	32,988	337,884	2,577	373,449
Total Owned	93,001	482,816	5,352	581,169
Managed	55,187	232,802	1,407	289,396
Total Fleet	148,188	715,618	6,759	870,565

The table below summarizes the composition of our owned fleet by net book value as of March 31, 2011:

Container Fleet by Net Book Value

	Refrigerated	Dry	Gensets	Total
Operating Leases	$374,225	$289,799	$14,171	$678,195
Direct Finance Leases	159,145	331,668	15,519	506,332
Total Fleet	$533,370	$621,467	$29,690	$1,184,527

Results of Operations

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

	Three Months Ended	Three Months Ended	Prior Period Change
	March 31, 2011	March 31, 2010	$ Change	% Change
	(dollars in thousands)
Equipment leasing revenue	$21,765	$16,637	$5,128	31%
Finance revenue	12,625	13,323	(698)	-5%
Other revenue	2,431	3,234	(803)	-25%
Total revenues	$36,821	$33,194	$3,627	11%

Revenue

Total revenue was $36.8 million for the three months ended March 31, 2011 compared to $33.2 million for the three months ended March 31, 2010, an increase of $3.6 million or 11%.

Equipment leasing revenue was $21.8 million for the three months ended March 31, 2011 compared to $16.6 million for the three months ended March 31, 2010, an increase of $5.1 million or 31%.  This was primarily due to the average on-hire fleet increasing by 27,900 units.

Finance revenue was $12.6 million for the three months ended March 31, 2011 compared to $13.3 million for the three months ended March 31, 2010, a decrease of $0.7 million or 5%.  Amortization of the current lease portfolio in excess of new investments accounted for all of the decrease.

Other revenue, which includes management fee revenues and re-billable costs to our lessees, was $2.4 million for the three months ended March 31, 2011 compared to $3.2 million for the three months ended March 31, 2010, a decrease of $0.8 million or 25%. This decrease was attributable to lower rebillable costs and lower management fee revenues.

	Three Months Ended	Three Months Ended	Prior Period Change
	March 31, 2011	March 31, 2010	$ Change	% Change
	(dollars in thousands)
Direct operating expenses	$979	$2,277	$(1,298)	-57%
Selling, general and administrative expenses	5,894	5,344	550	10%
Depreciation expenses	9,904	8,375	1,529	18%
Provision for doubtful accounts	—	50	(50)	-100%
Impairment of leasing equipment held for sale	196	217	(21)	-10%
Total	$16,973	$16,263	$710	4%

Direct Operating Expenses

Direct operating expenses were $1.0 million for the three months ended March 31, 2011, compared to $2.3 million for the three months ended March 31, 2010, a decrease of $1.3 million or 57%.  The primary reason for the decrease was lower maintenance and repair cost.  Our storage fees continue to be low, which is attributable to higher utilization (and thus fewer units stored).

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.9 million for the three months ended March 31, 2011, compared to $5.3 million for the three months ended March 31, 2010, an increase of $0.6 million or 10%.  The increase was primarily due to incremental costs associated with being a publicly traded company.

Depreciation Expenses

Depreciation of leasing equipment was $9.9 million for the three months ended March 31, 2011 compared to $8.4 million for three months ended March 31, 2010, an increase of $1.5 million or 18%. Depreciation on new additions net of disposals and sales accounted for $1.6 million of the increase.  This was offset by a decrease of $0.1 million due to equipment reaching the end of their depreciable lives.

Provision for Doubtful Accounts

Provision for doubtful accounts was $0.0 million for the three months ended March 31, 2011 compared to $0.1 million for three months ended March 31, 2010, a decrease of $0.1 million.  We continue to have a strong credit and collections experience, which is due to the improved credit quality of our customer base along with our comprehensive credit underwriting and monitoring.

Impairment of Leasing Equipment Held for Sale

We recorded an impairment of leasing equipment held for sale of $0.2 million for both the three months ended March 31, 2011 and 2010.  We evaluate the recovery of our containers and gensets designated for sale and record a loss if the ultimate sales value is expected to be below the current carrying cost.  The majority of our impairments occur at the conclusion of an operating lease when our equipment is older and has incurred a certain amount of damage that the lessee is responsible for.  The decision to sell the container is based upon a discounted cash flow model which includes rebillable costs.  These rebillable costs are recorded as other revenues and are not recorded as a reduction in the impairment of leasing equipment held for sale.

	Three Months Ended	Three Months Ended	Prior Period Change
	March 31, 2011	March 31, 2010	$ Change	% Change
	(dollars in thousands)
Interest expense	$10,454	$11,217	$(763)	-7%
Interest income	(74)	(900)	826	-92%
Other expenses (income), net	367	(648)	1,015	*
Total	$10,747	$9,669	$1,078	11%

*	Not meaningful.

Interest Expense

Interest expense was $10.5 million for the three months ended March 31, 2011, compared to $11.2 million for the three months ended March 31, 2010, a decrease of $0.8 million or 7%.  Our weighted average debt balance for the three months ended March 31, 2011 increased by $26.7 million due to our investment in new containers, resulting in a $0.3 million increase in interest cost.  In addition, in May and November of 2010, we increased our available credit under the CLIF IV and Revolving Credit Facilities, respectively, which resulted in higher commitment fees of $0.3 million in the current period.  These increases were offset by a decrease in non-cash interest expense in the current period, including a decrease in losses recognized directly into income for ineffective derivatives of $0.3 million and by lower amortization of terminated derivatives of $1.1 million.

Interest Income

Interest income was $0.1 million for the three months ended March 31, 2011, compared to $0.9 million for the three months ended March 31, 2010, a decrease of $0.8 million.  The decrease is primarily attributable to the decrease in the interest received from the $94.8 million promissory note from the Initial Shareholder.  In March 2010, SeaCube Operating Company Ltd assumed the obligation of the Initial Shareholder, which was treated as a non-cash equity distribution to the Initial Shareholder.

Other Expense (Income), Net

Other expense (income), net was $0.4 million for the three months ended March 31, 2011, compared to $(0.6) million for the three months ended March 31, 2010. In 2010, we received an insurance recovery of $1.2 million. This was offset by lower losses on equipment sales of $0.2 million.

	Three Months Ended	Three Months Ended	Prior Period Change
	March 31, 2011	March 31, 2010	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	$81	$20	61	*

*	Not meaningful.

Provision for income taxes was $0.08 million for the three months ended March 31, 2011 compared to $0.02 million for the three months ended March 31, 2010. The change in the effective tax rate is primarily attributable to the impact of the U.S. effectively connected income tax liability on the overall provision calculation.

	Three Months Ended	Three Months Ended	Prior Period Change
	March 31, 2011	March 31, 2010	$ Change	% Change
	(dollars in thousands)
Net income	$9,020	$7,242	$1,778	25%
Adjusted net income**	$9,274	$8,891	$383	4%

**	Adjusted net income is a measure of financial and operational performance that is not defined by U.S. GAAP. See “Non-GAAP Measure” for the discussion of adjusted net income as a non-GAAP measure and the reconciliation of it to net income (loss).

Net Income

Net income was $9.0 million for the three months ended March 31, 2011 as compared to $7.2 million for the three months ended March 31, 2010. The increase in net income was attributable to the items above.

Adjusted Net Income

Adjusted net income was $9.3 million for the three months ended March 31, 2011 compared to $8.9 million for the three months ended March 31, 2010, an increase of $0.4 million or 4%. In addition to the changes in net income noted above, the three months ended March 31, 2011, includes a decrease in the non-cash interest expense of $1.4 million.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily from the following sources:

•
Revenues including operating lease revenues, total finance lease collections, billings to lessors for repairs and maintenance, and asset management fees. Cash flows from operating activities and principal collections on finance leases were $51.6 million and $52.4 million for the three months ended March 31, 2011 and 2010, respectively.

•	Lines of credit and other secured borrowings, under which $920.4 million was outstanding and $263.0 million was available as of March 31, 2011.

•	Sales of our older leasing equipment.

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

On March 18, 2011, our indirect wholly owned subsidiary, CLI Funding V LLC ("CLIF V"), completed its offering of $230 million Series 2011-1 Fixed Rate Secured Notes ("Series 2011-1 Notes").  The Series 2011-1 Notes, rated "A" by Standard & Poor's, were issued at par with an annual interest rate of 4.5%. CLIF V will use the net proceeds of the offering for container purchases and other general business purposes.

Liquidity Needs to Acquire Equipment to be Leased

The acquisition of leasing assets fuels our growth. As a result, we expect to invest substantial funds to acquire containers and gensets, although there can be no assurances as to the timing and amount of such acquisitions.  Going forward, provided there is sufficient demand, production capacity, appropriate pricing and available financing, we intend to invest in new containers at a level that is consistent with our historical investment activity. As of April 22, 2011, SeaCube has ordered approximately $316.0 million of new equipment for delivery through June 30, 2011.  Of this amount, approximately $268.3 million, or 85%, has been committed to long-term leases.

Cash Flow

The following table sets forth certain historical cash flow information for the three months ended March 31, 2011 and 2010.

Cash Flows:	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(dollars in thousands)
Net cash provided by operating activities	$28,151	$26,304
Net cash provided (used in) by investing activities	(138,633)	25,032
Net cash (used in) financing activities	117,260	(32,253)
Effect of changes in exchange rates on cash and cash equivalents	30	(23)
Net increase (decrease) in cash and cash equivalents	$6,808	$19,060

Net cash provided by operating activities was $28.2 million and $26.3 million for the three months ended March 31, 2011 and 2010, respectively, a $1.8 million increase.  The increase in operating cash flow from three months ended March 31, 2011 compared to March 31, 2010 was primarily the result of increased profitability.

Net cash provided by (used in) investing activities was $(138.6) million and $25.0 million for the three months ended March 31, 2011 and 2010, respectively, a $163.7 million decrease to cash flow.  The primary driver of the decrease is our higher investment in direct finance leases and purchases of leased equipment in the current year period of $137.5 million, which reflects the continued strong demand for containers.  In addition, our restricted cash balances increased by $25.2 million in the three months ended March 31, 2011 versus a decrease of $3.8 million in the three months ended March 31, 2010.  Of the increase, $20.0 million represents advanced funding requirements in accordance with the terms of the Series 2011-1 Notes.  On April 20, 2011, the requirements were met and the funds became unrestricted.

Net cash provided by (used in) financing activities was $117.3 million and $(32.3) million for the three months ended March 31, 2011 and 2010, respectively, a $149.5 million increase to cash flow.  During the current period, the proceeds of long-term debt (net of payments) increased by $158.1 million versus the prior period.  This is a result of the $230.0 million proceeds of the Series 2011-1 Notes, which was partially offset by higher principal payments in the current year period.  In conjunction with the closing of the Series 2011-1 Notes in the current period, we incurred debt issuance costs of $3.8 million. Also, upon the repayment of the outstanding borrowings under CLIF IV, we paid $0.7 million, which represented the fair value of the derivative on the CLIF IV borrowings.  Additionally, dividends paid during the three months ended March 31, 2011 were $4.0 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2011.

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

The following table shows the reconciliation of net income, the most directly comparable U.S. GAAP measure to adjusted net income:

	Three Months Ended March 31,
	2011	2010
Net income	$9,020	$7,242
Non-cash interest expense, net of tax	254	1,649
Adjusted net income	$9,274	$8,891

New Accounting Pronouncements

Adopted in 2011

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements (“ASU 2009-13”), which amends ASC 605-25, Revenue Recognition—Multiple Element Arrangements, to require the use of management’s best estimate of selling price for individual elements of an arrangement when vendor-specific objective evidence or third-party evidence is unavailable. Additionally, it eliminates the residual method of revenue recognition in accounting for multiple deliverable arrangements and significantly expands the disclosures required for multiple deliverable arrangements. The revised guidance provides entities with the option of adopting the revisions retrospectively for all periods presented or prospectively for all revenue arrangements entered into or materially modified after the date of adoption. The Company will apply ASU 2009-13 prospectively for revenue arrangements entered into or materially modified in beginning on or after January 1, 2011. The adoption of ASU 2009-13 did not have a material impact on the Company’s Consolidated Financial Statements.

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

Interest Rate Risk

We have long-term debt obligations that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. We have entered into interest rate swap agreements to mitigate the impact of changes in interest rates that may result from fluctuations in the variable rates of interest accrued by our long-term debt obligations.  Based on the debt obligation payable as of March 31, 2011, we estimate that cash flows from interest expense relating to variable rate debt and the relevant interest rate swap agreement would increase by $0.03 million on an annual basis in the event interest rates were to increase by 10%.

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

Item 4.   Controls and Procedures

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2011.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010. As of the date of this Form 10-Q, there have been no significant changes from the risk factors previously disclosed therein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Reserved

Item 5.	Other Information

On May 9, 2011, CLI Funding IV LLC ("CLIF IV") and Container Leasing International, LLC (“CLI”), both subsidiaries of SeaCube Container Leasing Ltd. entered into Omnibus Amendment 1, amending the Credit Agreement, dated as of May 18, 2010  between CLIF IV, as Borrower, with Wells Fargo Bank, National Association (“Lender”) and Wells Fargo Securities, LLC (“Administrative Agent”) and the related fee letter, management agreement and guaranty (the “Amendment”).  Pursuant to the Amendment,  the ”Scheduled Termination Date”  of the Credit Agreement is extended to May 9, 2013 and the “Applicable Margin” is reduced to between 3.75% - 3.0% depending on the number of qualifying lessees included in the funding under the Credit Agreement. The foregoing description of the Amendment is a summary and is qualified in its entirety by reference to the Amendment attached hereto as Exhibit 10.23.

Item 6.	Exhibits

Exhibit No.	Description
4.3	Indenture, dated as of March 18, 2011, between CLI Funding V LLC, as Issuer, and U.S Bank National Association, as Indenture Trustee and Securities Intermediary

10.22
Term Loan Agreement, dated as of April 28, 2011 among SeaCube Container Leasing Ltd., as the Borrower, the guarantors named therein, as Guarantors, the lenders listed therein, Wells Fargo Bank N.A., as Administrative Agent and Apollo Investment Corporation, as Sole Lead Arranger (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2011).

10.23
Omnibus Amendment 1, dated as of May 9, 2011 among CLI Funding IV LLC (the “Borrower”) Container Leasing International, LLC, as Manager or, in its respective capacity as guarantor, Wells Fargo Bank, National Association (the “Lender”) and Wells Fargo Securities, LLC (the “Administrative Agent”).

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

Date:           May 11, 2011

SEACUBE CONTAINER LEASING LTD.
Registrant

By:	/s/Stephen P. Bishop
Stephen P. Bishop
Chief Operating and Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)