Form 10-Q
period 2011-06-30
SeaCube Container Leasing Ltd.
filed 2011-08-10
CIK 1487999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

or

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
Yes   ☒  No         ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   ☒  No         ☐

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

Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock as of August 1, 2011 was 20,163,359.

SeaCube Container Leasing Ltd.

FORM 10-Q

Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SeaCube Container Leasing Ltd.
Consolidated Balance Sheets
(Amounts in thousands, except for share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Cash and cash equivalents	$12,512	$17,868
Restricted cash	21,217	17,132
Accounts receivable, net of allowance of $2,949 and $2,957, respectively	34,543	27,168
Net investment in direct finance leases	561,764	516,158
Leasing equipment, net of accumulated depreciation of $156,206 and $141,783, respectively	678,787	476,566
Goodwill	22,483	22,483
Shareholder note	8,370	8,247
Other assets	16,795	12,605
Total assets	$1,356,471	$1,098,227
Liabilities and shareholders’ equity

Liabilities:
Equipment purchases payable	$47,613	$39,379
Accrued expenses and other liabilities	34,628	24,068
Fair value of derivative instruments	41,268	45,496
Deferred income	2,545	2,370
Deferred income taxes	3,273	3,406
Debt:
Due within one year	142,061	130,095
Due after one year	882,019	664,107
Total debt	1,024,080	794,202
Total liabilities	1,153,407	908,921
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized	—	—
Common shares, $0.01 par value 400,000,000 shares authorized; 20,163,359 shares issued and outstanding at June 30, 2011; 20,017,812 shares issued and
outstanding at December 31, 2010	201	200
Additional paid in capital	218,299	217,789
Retained earnings	21,556	12,030
Accumulated other comprehensive income (loss)	(36,992)	(40,713)
Total shareholders’ equity	203,064	189,306
Total liabilities and shareholders’ equity	$1,356,471	$1,098,227

See accompanying notes.

SeaCube Container Leasing Ltd.
Consolidated Statements of Operations
(Amounts in thousands, except for per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Equipment leasing revenue	$24,953	$17,544	$46,718	$34,181
Finance revenue	13,711	13,006	26,336	26,329
Other revenue	2,100	3,099	4,531	6,333
Total revenues	40,764	33,649	77,585	66,843
Expenses:
Direct operating expenses	1,270	1,782	2,249	4,059
Selling, general and administrative expenses	5,751	4,894	11,645	10,238
Depreciation expenses	11,013	8,423	20,917	16,798
Provision for doubtful accounts	40	(406)	40	(356)
Impairment of leasing equipment held for sale	169	565	365	782
Interest expense, including non-cash interest of $982, $755, $1,239 and $2,404, respectively	13,405	10,438	23,859	21,655
Interest income	(69)	(7)	(143)	(907)
Other expenses (income), net	65	120	432	(528)
Total expenses	31,644	25,809	59,364	51,741

Income before provision for income taxes	9,120	7,840	18,221	15,102
Provision (benefit) for income taxes	(258)	551	(177)	571
Net income	$9,378	$7,289	$18,398	$14,531
Net income per common share
Basic	$0.47	$0.45	$0.91	$0.90
Diluted	$0.47	$0.45	$0.91	$0.90
Dividend per common share	$0.22	$0.175	$0.44	$0.175

See accompanying notes.

SeaCube Container Leasing Ltd.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$18,398	$14,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,941	17,385
Provision for doubtful accounts	40	(356)
Loss on sale of leasing equipment	294	1,122
Stock based compensation	574	64
Derivative loss reclassified into earnings	1,872	3,474
Ineffective portion of cash flow hedges	(1,665)	(1,688)
Impairment of leasing equipment held for sale	365	782
Changes in operating assets and liabilities:
Accounts receivable	(6,007)	4,621
Other assets	(245)	(3,069)
Accounts payable, accrued expenses and other liabilities	10,533	8,394
Deferred income	175	(1,082)
Net cash provided by operating activities	46,275	44,178
Cash flows from investing activities
Proceeds from sale of leasing equipment	5,925	6,733
Collections on net investment in direct finance leases, net of interest earned	50,763	52,411
(Increase) decrease in restricted cash	(4,085)	3,227
Purchase of fixed assets	(45)	(128)
Purchase of leasing equipment	(220,142)	(20,846)
Investment in direct financing leases	(96,557)	(20,159)
Increase in Shareholder Note	(123)	(5,711)
Net cash provided by (used in) investing activities	(264,264)	15,527
Cash flows from financing activities
Proceeds from long-term debt	527,000	20,000
Repayments of long-term debt	(297,122)	(68,216)
Cash paid for debt issuance fees	(7,489)	(2,250)
Cash paid for derivatives	(676)	—
Dividends paid	(8,440)	(2,800)
Other financing activities	(677)	(558)
Net cash provided by (used in) financing activities	212,596	(53,824)
Effect of changes in exchange rates on cash and cash equivalents	37	(81)
Net increase (decrease) in cash and cash equivalents	(5,356)	5,800
Cash and cash equivalents, beginning of period	17,868	8,014
Cash and cash equivalents, end of period	$12,512	$13,814
Supplemental disclosures of cash flow information
Cash paid for interest	$21,244	$18,857
Cash paid for taxes	$191	$412

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

Correction of Immaterial Error Related to Prior Period

For the three months ended June 30, 2011, interest expense includes a non-cash interest adjustment to reduce interest expense of $1,104, which relates to the three month period ended March 31, 2011. The correction of the error is related to one of the Company’s interest rate hedges, which matured during the three months ended March 31, 2011. Management has concluded that the effect of this error is immaterial to the three month periods ended March 31, 2011 and June 30, 2011 and has thus corrected the error in the current quarter.  There is no impact to the reported net income for the six months ended June 30, 2011.

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

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

Pending Adoption

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity, which is the Company’s current presentation.  The Company may either present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company intends to update its presentation of comprehensive income to comply with ASU 2011-05 beginning January 1, 2012.

2. Leasing Activity

Equipment Leasing Revenue

The Company has noncancelable operating leases for its leasing equipment.  As of June 30, 2011, future minimum lease revenue under these agreements was estimated as follows:

Total Amount
2011	$45,481
2012	70,816
2013	54,917
2014	44,764
2015	37,036
Thereafter	68,230
$321,244

Finance Revenue

At June 30, 2011, receivables under these direct finance leases are collectible through 2022 as follows:

	Total Lease Receivables	Unearned Lease Income	Net Lease Receivables
2011	$77,698	$26,576	$51,122
2012	140,676	45,868	94,808
2013	128,641	36,747	91,894
2014	143,170	26,697	116,473
2015	77,163	18,293	58,870
Thereafter	185,616	37,019	148,597
	$752,964	$191,200	$561,764

The Company has had strong credit performance due to our comprehensive credit underwriting and monitoring in addition to certain attributes of our business including the size and quality of our customers and our ability to recover containers and remarket them in default situations.  As such, the Company does not record an allowance for credit losses associated with direct finance leases.

As of June 30, 2011 and December 31, 2010, the Company had guaranteed and unguaranteed residual values for leasing equipment on direct finance leases of $115,643 and $87,691, respectively.  As of December 31, 2010, the Company had total lease receivables, unearned lease income and net lease receivables of $671,773, $155,615 and $516,158, respectively. The unguaranteed residual values are reflected in the ‘‘Net Lease Receivables’’ above.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

3. Leasing Equipment

The following is a summary of leasing equipment recorded:

	June 30, 2011	December 31, 2010
Dry containers	$291,534	$137,623
Refrigerated containers	520,249	457,365
Generator sets	23,210	23,361
Total	834,993	618,349
Less accumulated depreciation	(156,206)	(141,783)
Leasing equipment, net of accumulated depreciation	$678,787	$476,566

There were no assets recorded under capital leases as of June 30, 2011 and December 31, 2010, respectively.

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

Unsecured Term Notes

On April 28, 2011, the Company closed on a $50 million Five Year Senior Unsecured Term Loan.  The loan has an annual interest rate of 11%, which is payable semi-annually beginning on July 1, 2011.  There are no required principal payments prior to maturity on April 28, 2016.

The following is a summary of the Company’s borrowings:

	June 30, 2011	December 31, 2010
Container Asset-Backed Securitizations:
Series 2006-1 Notes	$321,214	$352,299
CLI Funding III Credit Facility	279,724	311,903
CLI Funding IV Credit Facility	90,000	110,000
CLI Funding V Credit Facility	225,142	—
Unsecured Term Notes	50,000	—
Container Revolving Credit Facility	58,000	20,000
Total debt	1,024,080	794,202
Less current maturities	(142,061)	(130,095)
Long-term debt, less current maturities	$882,019	$664,107

The Company has debt obligations that are collateralized by the Company’s restricted cash, leasing equipment and net investment in direct finance leases.  As of June 30, 2011 and December 31, 2010, assets pledged as collateral on the Company’s debt amounted to $1,251,763 and $978,429, respectively.

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

The Company’s interest rate derivatives involve counterparty credit risk.  As of June 30, 2011, all of the Company’s interest rate derivatives are held with counterparties or guaranteed by parties with a credit rating of at least A3 by Moody’s.  The Company monitors the credit risk associated with these instruments periodically to validate that it is probable that the counterparty (or guarantor) will perform.  As of June 30, 2011, the Company does not anticipate that any of these counterparties will fail to meet their obligations.  As of June 30, 2011, there are no credit risk related contingent features in any of the Company’s derivative agreements.

The Company held the following interest rate derivatives designated as cash flow hedges as of June 30, 2011:

Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Floating Rate	Fixed Interest Rate	Fair Value (a)
CLI Funding Series 2006-1	$2,000	Feb-2006	Oct-2011	1M LIBOR	5.5800%	$(19)
CLI Funding Series 2006-1	11,667	Feb-2006	Oct-2013	1M LIBOR	4.1450%	(499)
CLI Funding Series 2006-1	42,583	Feb-2006	Dec-2013	1M LIBOR	4.2990%	(2,116)
CLI Funding Series 2006-1	18,750	Feb-2006	Dec-2013	1M LIBOR	4.9200%	(1,029)
CLI Funding Series 2006-1	141,416	Aug-2006	Jun-2016	1M LIBOR	5.2950%	(16,734)
CLI Funding Series 2006-1	49,797	Jan-2009	Aug-2016	1M LIBOR	4.6400%	(4,391)
CLI Funding Series 2006-1	55,000	Jan-2009	Aug-2016	1M LIBOR	4.9500%	(5,202)
CLI Funding III, LLC	—	Jun-2008	Jun-2018	1M LIBOR	5.2900%	(20)
CLI Funding III, LLC	14,599	May-2008	Feb-2018	1M LIBOR	4.5200%	(1,288)
CLI Funding III, LLC	28,312	May-2008	Jul-2017	1M LIBOR	4.5300%	(2,391)
CLI Funding III, LLC	72,542	May-2008	Feb-2018	1M LIBOR	4.2075%	(4,344)
CLI Funding III, LLC	3,816	Jul-2008	Jun-2016	1M LIBOR	4.0500%	(367)
CLI Funding III, LLC	18,250	Jul-2008	Jul-2017	1M LIBOR	4.1000%	(1,217)
CLI Funding III, LLC	16,179	Jul-2008	Dec-2018	1M LIBOR	3.6420%	(471)
CLI Funding III, LLC	41,959	Mar-2010	Nov-2014	1M LIBOR	2.0200%	(973)
CLI Funding III, LLC	19,409	Jan-2011	May-2017	1M LIBOR	1.6250%	(207)
Total interest rate derivatives designated as cash flow hedges	$536,279					$(41,268)

(a)	All interest rate derivatives are recorded in fair value of derivative instruments in the liabilities section of the consolidated balance sheets.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

The following tables set forth the net of tax effect of the Company’s cash flow hedge derivative instruments on the consolidated financial statements for the three and six months ended June 30, 2011 and 2010:

	For the Three Months Ended June 30, 2011
	Effective Portion			Ineffective Portion
Derivative Instrument	Change in Unrealized (Gain) Loss Recognized in OCI(a)	Location of (Gain) Loss reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified from Accumulated OCI into Income(b)	Location of (Gain) Loss Recognized Directly in Income	(Gain) Loss Recognized Directly in Income
Interest rate derivatives	(8,399)	Interest expense	6,906	Interest expense	(837)

	For the Three Months Ended June 30, 2010
	Effective Portion			Ineffective Portion
Derivative Instrument	Change in Unrealized (Gain) Loss Recognized in OCI(a)	Location of (Gain) Loss reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified from Accumulated OCI into Income(b)	Location of (Gain) Loss Recognized Directly in Income	(Gain) Loss Recognized Directly in Income
Interest rate derivatives	(14,027)	Interest expense	8,280	Interest expense	(1,107)

	For the Six Months Ended June 30, 2011
	Effective Portion			Ineffective Portion
Derivative Instrument	Change in Unrealized (Gain) Loss Recognized in OCI(a)	Location of (Gain) Loss reclassified from Accumulated OCI into Income	((Gain) Loss Reclassified from Accumulated OCI into Income(b)	Location of (Gain) Loss Recognized Directly in Income	(Gain) Loss Recognized Directly in Income
Interest rate derivatives	(9,460)	Interest expense	13,144	Interest expense	(1,665)

	For the Six Months Ended June 30, 2010
	Effective Portion			Ineffective Portion
Derivative Instrument	Change in Unrealized (Gain) Loss Recognized in OCI(a)	Location of (Gain) Loss reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified from Accumulated OCI into Income(b)	Location of (Gain) Loss Recognized Directly in Income	(Gain) Loss Recognized Directly in Income
Interest rate derivatives	(23,679)	Interest expense	17,045	Interest expense	(1,688)

(a)
Represents the change in the fair market value of the Company’s interest rate derivatives, net of tax, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives.

(b)	Represents the amount of actual cash paid related to the net settlements of the interest rate derivatives and amortization of deferred losses on the Company’s terminated derivatives as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net settlement of interest rate derivatives	$5,774	$6,684	$11,272	$13,571
Amortization of terminated derivatives	1,132	1,596	1,872	3,474

As of June 30, 2011, the amount of Accumulated OCI related to derivatives was $36,576.  The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $19,662 and the amortization of deferred net losses on the Company’s terminated derivatives of $3,516.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

6. Income Taxes

The consolidated income tax expense for the three and six months ended June 30, 2011 and 2010 was determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 2011 and 2010, respectively. The Company’s effective tax rate differs from the U.S. federal tax rate of 35% primarily due to its lower or nontaxed foreign sourced income.  In addition, the three and six months ended June 30, 2011 contains deferred tax benefits resulting from net operating losses from US sources.

7. Other Expenses (Income), Net

Other expenses (income), net of $120 and $(528) respectively, for the three and six months ended June 30, 2010, included proceeds on a default insurance recovery of $483 and $1,683, respectively.  There were no proceeds from default insurance for the three and six months ended June 30, 2011.

8. Comprehensive Income (Loss)

Total comprehensive income (loss) includes net income, the changes in the fair value of derivative instruments, reclassification into earnings of amounts previously deferred relating to derivative instruments and foreign currency translation gain (loss) relating to the Company’s foreign subsidiaries.  Total comprehensive income for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net income	$9,378	$7,289	$18,398	$14,531
Net derivative loss reclassified into earnings	1,132	1,596	1,872	3,474
Unrealized gain (loss) on derivative instruments, net of tax	(2,625)	(7,343)	1,812	(10,108)
Foreign currency translation	6	(60)	36	(83)
Total comprehensive income	$7,891	$1,482	$22,118	$7,814

9. Commitments and Contingencies

Purchase Commitments

At June 30, 2011, commitments for capital expenditures totaled $12,450.

Lease Commitments

The Company and its subsidiaries are parties to various operating leases relating to office facilities, transportation vehicles, and certain other equipment with various expiration dates through 2015. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses.

As of June 30, 2011, the aggregate minimum rental commitment under operating leases having initial or remaining noncancelable lease terms in excess of one year was $1,104.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

10. Share Based Payments

A summary of the restricted shares under the Company’s incentive plan is as follows:

	Shares	Weighted-average per share at grant date
Nonvested at January 1, 2011	150,779	$10.47
Granted	145,547	15.30
Vested	(65,119)	10.63
Nonvested at June 30, 2011	231,207	$13.47

The Company recorded compensation expense of $291 and $574 for the three and six months ended June 30, 2011, respectively, and $64 for both the three and six months ended June 30, 2010. Compensation expense is recorded as a component of selling, general and administrative expenses in the Company’s consolidated statements of operations. Total unrecognized compensation cost was approximately $2,869 at June 30, 2011 which is expected to be recognized over the remaining weighted-average vesting period of 2.6 years.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Weighted-average shares:
Common shares outstanding	19,932,152	16,311,629	19,932,152	16,156,675
Restricted common shares	231,207	45,417	189,657	22,834
Total weighted-average shares	20,163,359	16,357,046	20,121,809	16,179,509

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

The calculation for basic and diluted earnings per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net income	$9,378	$7,289	$18,398	$14,531
Less: Undistributed earnings allocated to restricted shareholders	(108)	(20)	(173)	(21)
Income attributable to common shareholders	$9,270	$7,269	$18,225	$14,510

Income per share attributable to common shareholders:
Basic	$0.47	$0.45	$0.91	$0.90
Diluted	$0.47	$0.45	$0.91	$0.90

There were no potentially dilutive common shares for any period in these consolidated financial statements.

On March 9, 2011, the Company’s Board of Directors approved and declared a $0.22 per share cash dividend on its issued and outstanding common shares of 20,163,359, payable on April 15, 2011 to its shareholders of record at the close of business on April 8, 2011.  On May 10, 2011, the Company’s Board of Directors approved and declared a $0.22 per share cash dividend on its issued and outstanding common shares of 20,163,359, payable on July 15, 2011 to its shareholders of record at the close of business on July 8, 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Total revenues	2011	2010	2011	2010
Asia	$15,291	$8,887	$27,612	$17,178
Australia/New Zealand	113	311	269	506
Europe/Africa/Middle East	14,861	11,835	28,196	24,664
North America	4,116	6,065	8,936	11,486
South America	6,383	6,551	12,572	13,009
	$40,764	$33,649	$77,585	$66,843

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

13. Related Party Transactions

Transactions with Affiliates

Prior to our IPO, the Company shared some services, staff and space with other affiliates of Seacastle.  In addition, the Company incurred expenses for share-based compensation allocated from Seacastle, to both dedicated and shared SeaCube employees. These amounts are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations. The expense and cost allocations have been determined based on methodologies (such as space used or hours worked) in order to establish reasonable charges for the services provided or for the benefit received during the periods presented.  Since becoming a public company, the transactions with affiliates are significantly reduced and currently limited to reimbursement for shared office space and staff to support tax related work.  For the three months ended June 30, 2011 and 2010, net charges (to) from these affiliates were $88 and $(21), respectively, and for the six months ended June 30, 2011 and 2010, net charges (to) from these affiliates were $196 and $(61), respectively. The Company has a net receivable from affiliates of Seacastle of $255 and $317 as of June 30, 2011 and December 31, 2010, respectively.

Shareholder Note and Dividend

In August 2010, the Company distributed $3.75 million to the Initial Shareholder in the form of a loan which was used to make interest and principal payments on Seacastle’s Credit Facility.  In September 2010, the Company distributed $4.4 million to the Initial Shareholder in the form of a loan which was used to make interest and principal payments and pay fees on Seacastle’s Credit Facility.  The Initial Shareholder plans to repay these amounts plus interest at 3% per annum with cash expected from SeaCube dividends, contributions from other Seacastle subsidiaries, or other cash flows.  Interest income earned from this note was $62 and $123 for the three and six months ended June 30, 2011.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

14. Fair Value of Financial Instruments

The following tables set forth the valuation of the Company’s financial assets and liabilities measured at fair value on a recurring basis by input levels as of June 30, 2011 and December 31, 2010:

	Fair Value as of June 30,	Fair Value Measurement as of June 30, 2011 Using Fair Value Hierarchy
	2011	Level 1	Level 2	Level 3
Assets:
Restricted cash	$21,217	$21,217	$—	$—
Liabilities:
Derivative instruments	41,268	—	41,268	—

	Fair Value as of December 31,	Fair Value Measurement as of December 31, 2010 Using Fair Value Hierarchy
	2010	Level 1	Level 2	Level 3
Assets:
Restricted cash	$17,132	$17,132	—	—
Liabilities:
Derivative instruments	45,496	—	45,496	—

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

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)

Long-term debt	$(1,024,080)	$(1,029,496)	$(794,202)	$(794,202)
Derivative Instrument	(41,268)	(41,268)	(45,496)	(45,496)

15. Subsequent Events

Dividend

On August 9, 2011, the Company’s Board of Directors approved and declared a $0.24 per share cash dividend on its issued and outstanding common stock, payable on October 14, 2011 to shareholders of record at the close of business on October 7, 2011.

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

Overview

SeaCube Container Leasing Ltd (“SeaCube” or “the Company”) is one of the world’s largest container leasing companies based on total assets.  Containers are the primary means by which products are shipped internationally because they facilitate efficient movement of goods via multiple transportation modes including ships, rail and trucks.  The principal activities of our business include the acquisition, leasing, re-leasing and subsequent sale of refrigerated and dry containers and generator sets.  The Company leases our containers primarily under long-term contracts to a diverse group of the world’s leading shipping lines.  As of June 30, 2011, we employ 76 people in seven offices worldwide and have total assets of $1.4 billion.

As of June 30, 2011, we own or manage a fleet of 558,294 units, representing 878,397 TEUs of containers and generator sets.  For the three months ended June 30, 2011, our average utilization was 98.6%, as measured in units.

We lease three types of assets:

●     Refrigerated containers (‘‘reefers’’), which are used for perishable items such as fresh and frozen foods;
●     Dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples and apparel; and
●     Generator sets (‘‘gensets’’), which are diesel generators used to provide mobile power to reefers.

We lease these assets on a per diem basis on two principal lease types under which the lessee is responsible for all operating costs including taxes, insurance and maintenance:

●     Operating leases, typically with initial terms of five to eight years, under which containers are re-leased or returned to us at expiration of the initial lease; and
●     Direct finance leases, which are typically structured as long-term leases with a bargain purchase option, under which ownership transfers to the lessee at expiration of the lease.

The tables below summarize the composition of our fleet by unit and TEU as of June 30, 2011:

Equipment Fleet by Units

	Refrigerated	Dry	Gensets	Total
Operating Leases	32,851	93,780	2,737	129,368
Direct Finance Leases	19,332	227,995	2,520	249,847
Total Owned	52,183	321,775	5,257	379,215
Managed	28,992	148,685	1,402	179,079
Total Fleet	81,175	470,460	6,659	558,294

Equipment Fleet by TEUs

	Refrigerated	Dry	Gensets	Total
Operating Leases	61,232	143,430	2,737	207,399
Direct Finance Leases	35,484	358,921	2,520	396,925
Total Owned	96,716	502,351	5,257	604,324
Managed	54,409	218,262	1,402	274,073
Total Fleet	151,125	720,613	6,659	878,397

The table below summarizes the composition of our owned fleet by net book value as of June 30, 2011:

Container Fleet by Net Book Value

	Refrigerated	Dry	Gensets	Total
Operating Leases	$385,420	$279,371	$13,996	$678,787
Direct Finance Leases	161,697	385,234	14,833	561,764
Total Fleet	$547,117	$664,605	$28,829	$1,240,551

Results of Operations

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

	Three Months Ended	Three Months Ended	Prior Period Change
	June 30, 2011	June 30, 2010	$ Change	% Change
	(dollars in thousands)
Equipment leasing revenue	$24,953	$17,544	$7,409	42%
Finance revenue	13,711	13,006	705	5%
Other revenue	2,100	3,099	(999)	-32%
Total revenues	$40,764	$33,649	$7,115	21%

Revenue

Total revenue was $40.8 million for the three months ended June 30, 2011 compared to $33.6 million for the three months ended June 30, 2010, an increase of $7.1 million or 21%.

Equipment leasing revenue was $25.0 million for the three months ended June 30, 2011 compared to $17.5 million for the three months ended June 30, 2010, an increase of $7.4 million or 42%.  This increase was the result of new investments made in the current year, which resulted in the average on-hire fleet increasing by 38,500 units.

Finance revenue was $13.7 million for the three months ended June 30, 2011 compared to $13.0 million for the three months ended June 30, 2010, an increase of $0.7 million or 5%.  The increase was the result of new investments that were made in excess of the amortization of the current lease portfolio.

Other revenue, which includes management fee revenues and re-billable costs to our lessees, was $2.1 million for the three months ended June 30, 2011 compared to $3.1 million for the three months ended June 30, 2010, a decrease of $1.0 million or 32%. This decrease was attributable to lower rebillable costs and lower management fee revenues.

	Three Months Ended	Three Months Ended	Prior Period Change
	June 30, 2011	June 30, 2010	$ Change	% Change
	(dollars in thousands)
Direct operating expenses	$1,270	$1,782	$(512)	-29%
Selling, general and administrative expenses	5,751	4,894	857	18%
Depreciation expenses	11,013	8,423	2,590	31%
Provision for doubtful accounts	40	(406)	446	*
Impairment of leasing equipment held for sale	169	565	(396)	-70%
Total	$18,243	$15,258	$2,985	20%

*	Not meaningful.

Direct Operating Expenses

Direct operating expenses were $1.3 million for the three months ended June 30, 2011, compared to $1.8 million for the three months ended June 30, 2010, a decrease of $0.5 million or 29%.  The primary reason for the decrease was lower handling fees and repair costs.  Our storage fees continue to be relatively low, which is attributable to higher utilization (and thus fewer units stored).

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.8 million for the three months ended June 30, 2011, compared to $4.9 million for the three months ended June 30, 2010, an increase of $0.9 million or 18%.  The increase was primarily due to incremental costs associated with being a publicly traded company.

Depreciation Expenses

Depreciation of leasing equipment was $11.0 million for the three months ended June 30, 2011 compared to $8.4 million for three months ended June 30, 2010, an increase of $2.6 million or 31%. Depreciation on new additions net of disposals and sales accounted for $2.7 million of the increase, which was offset by a decrease of $0.1 million due to equipment reaching the end of their depreciable lives.

Provision for Doubtful Accounts

Provision for doubtful accounts was $0.04 million for the three months ended June 30, 2011 compared to $(0.4) million for three months ended June 30, 2010.  We continued to have a strong credit and collections experience, which was due to the improved credit quality of our customer base along with our comprehensive credit underwriting and monitoring.  In the prior year period, we lowered our reserve as the credit quality of our customer base improved.

Impairment of Leasing Equipment Held for Sale

We recorded an impairment of leasing equipment held for sale of $0.2 million for the three months ended June 30, 2011 compared to $0.6 million for three months ended June 30, 2010, a decrease of $0.4 million.  We evaluate the recovery of our containers and gensets designated for sale and record a loss if the ultimate sales value is expected to be below the current carrying cost.  The majority of our impairments occur at the conclusion of an operating lease when our equipment is older and has incurred a certain amount of damage that the lessee is responsible for.  The decision to sell the container is based upon a discounted cash flow model which includes rebillable costs.  These rebillable costs are recorded as other revenues and are not recorded as a reduction in the impairment of leasing equipment held for sale.

	Three Months Ended	Three Months Ended	Prior Period Change
	June 30, 2011	June 30, 2010	$ Change	% Change
	(dollars in thousands)
Interest expense	$13,405	$10,438	$2,967	28%
Interest income	(69)	(7)	(62)	*
Other expenses (income), net	65	120	(55)	*
Total	$13,401	$10,551	$2,850	27%

*	Not meaningful.

Interest Expense

Interest expense was $13.4 million for the three months ended June 30, 2011, compared to $10.4 million for the three months ended June 30, 2010, an increase of $3.0 million or 28%.  Our weighted average debt balance for the three months ended June 30, 2011 increased by $217.9 million due to our investment in new containers, resulting in an increase of approximately $2.8 million to interest cost.  In addition, in May and November of 2010, we increased our available credit under the CLIF IV and Revolving Credit Facilities, respectively, which resulted in higher commitment fees of $0.2 million in the current period.  There was also an increase in non-cash interest expense in the current period, including an increase in amortization of deferred financing fees of $0.4 million and an increase in losses recognized directly into income for ineffective derivatives of $0.3 million, which was partially offset by lower amortization of terminated derivatives of $0.5 million.  The increase in expense related to hedge ineffectiveness is inclusive of a non-cash interest adjustment to reduce interest expense of $1.1 million, which relates to the three month period ended March 31, 2011. The correction of this immaterial error is related to one of our interest rate hedges, which matured during the three months ended March 31, 2011.

Interest Income

Interest income was $0.1 million for the three months ended June 30, 2011, compared to $0.0 million for the three months ended June 30, 2010, an increase of $0.1 million.

Other Expense (Income), Net

Other expense (income), net was $0.1 million for the three months ended June 30, 2011, compared to $0.1 million for the three months ended June 30, 2010.  In 2010, we received an insurance recovery of $0.5 million, which was offset by lower losses in the current period on equipment sales of $0.5 million.

Provision (Benefit) for Income Taxes

	Three Months Ended	Three Months Ended	Prior Period Change
	June 30, 2011	June 30, 2010	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	$(258)	$551	(809)	*

*	Not meaningful.

Provision for income taxes was $(0.3) million for the three months ended June 30, 2011 compared to $0.6 million for the three months ended June 30, 2010. The change in the effective tax rate is primarily attributable to the impact of the lower or nontaxed foreign sourced income.  In addition, the three months ended June 30, 2011 contains deferred tax benefits resulting from net operating losses from US sources.

	Three Months Ended	Three Months Ended	Prior Period Change
	June 30, 2011	June 30, 2010	$ Change	% Change
	(dollars in thousands)
Net income	$9,378	$7,289	$2,089	29%
Adjusted net income**	$10,375	$7,953	$2,422	30%

**
Adjusted net income is a measure of financial and operational performance that is not defined by U.S. GAAP.  See “Non-GAAP Measure” for the discussion of adjusted net income as a non-GAAP measure and the reconciliation of it to net income (loss).

Net Income

Net income was $9.4 million for the three months ended June 30, 2011 as compared to $7.3 million for the three months ended June 30, 2010. The increase in net income was attributable to the items above.

Adjusted Net Income

Adjusted net income was $10.4 million for the three months ended June 30, 2011 compared to $8.0 million for the three months ended June 30, 2010, an increase of $2.4 million or 30%. In addition to the changes in net income noted above, the three months ended June 30, 2011, includes an increase in the non-cash interest expense of $0.3 million.  Although non-cash interest expense is inclusive of an adjustment to reduce interest expense of $1.1 million, which relates to the three month period ended March 31, 2011, this adjustment had no impact on adjusted net income in the current or prior periods.

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

	Six Months Ended	Six Months Ended	Prior Period Change
	June 30, 2011	June 30, 2010	$ Change	% Change
	(dollars in thousands)
Equipment leasing revenue	$46,718	$34,181	$12,537	37%
Finance revenue	26,336	26,329	7	0%
Other revenue	4,531	6,333	(1,802)	-28%
Total revenues	$77,585	$66,843	$10,742	16%

Revenue

Total revenue was $77.6 million for the six months ended June 30, 2011 compared to $66.8 million for the six months ended June 30, 2010, an increase of $10.7 million or 16%.

Equipment leasing revenue was $46.7 million for the six months ended June 30, 2011 compared to $34.2 million for the six months ended June 30, 2010, an increase of $12.5 million or 37%.  This increase was the result of new investments made in the current year, which resulted in the average on-hire fleet increasing by 33,200 units.

Finance revenue was $26.3 million for the six months ended June 30, 2011 compared to $26.3 million for the six months ended June 30, 2010.  New investments in the current year were offset by the amortization of the current lease portfolio.

Other revenue, which includes management fee revenues and re-billable costs to our lessees, was $4.5 million for the six months ended June 30, 2011 compared to $6.3 million for the six months ended June 30, 2010, a decrease of $1.8 million or 28%. This decrease was attributable to lower rebillable costs and lower management fee revenues.

	Six Months Ended	Six Months Ended	Prior Period Change
	June 30, 2011	June 30, 2010	$ Change	% Change
	(dollars in thousands)
Direct operating expenses	$2,249	$4,059	$(1,810)	-45%
Selling, general and administrative expenses	11,645	10,238	1,407	14%
Depreciation expenses	20,917	16,798	4,119	25%
Provision for doubtful accounts	40	(356)	396	*
Impairment of leasing equipment held for sale	365	782	(417)	*
Total	$35,216	$31,521	$3,695	12%

*	Not meaningful.

Direct Operating Expenses

Direct operating expenses were $2.2 million for the six months ended June 30, 2011, compared to $4.1 million for the six months ended June 30, 2010, a decrease of $1.8 million or 45%.  The primary reason for the decrease was lower maintenance and repair costs and lower handling fees.  Our storage fees continue to be relatively low, which is attributable to higher utilization (and thus fewer units stored).

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $11.6 million for the six months ended June 30, 2011, compared to $10.2 million for the six months ended June 30, 2010, an increase of $1.4 million or 14%.  The increase was primarily due to incremental costs associated with being a publicly traded company.

Depreciation Expenses

Depreciation of leasing equipment was $20.9 million for the six months ended June 30, 2011 compared to $16.8 million for six months ended June 30, 2010, an increase of $4.1 million or 25%. Depreciation on new additions net of disposals and sales accounted for $4.3 million of the increase, which was offset by a decrease of $0.2 million due to equipment reaching the end of their depreciable lives.

Provision for Doubtful Accounts

Provision for doubtful accounts was $0.04 million for the six months ended June 30, 2011 compared to $(0.4) million for six months ended June 30, 2010.  We continued to have a strong credit and collections experience, which was due to the improved credit quality of our customer base along with our comprehensive credit underwriting and monitoring.  In the prior year period, we lowered our reserve as the credit quality of our customer base improved.

Impairment of Leasing Equipment Held for Sale

We recorded an impairment of leasing equipment held for sale of $0.4 million for the six months ended June 30, 2011 compared to $0.8 million for six months ended June 30, 2010, a decrease of $0.4 million.  We evaluate the recovery of our containers and gensets designated for sale and record a loss if the ultimate sales value is expected to be below the current carrying cost.  The majority of our impairments occur at the conclusion of an operating lease when our equipment is older and has incurred a certain amount of damage that the lessee is responsible for.  The decision to sell the container is based upon a discounted cash flow model which includes rebillable costs.  These rebillable costs are recorded as other revenues and are not recorded as a reduction in the impairment of leasing equipment held for sale.

	Six Months Ended	Six Months Ended	Prior Period Change
	June 30, 2011	June 30, 2010	$ Change	% Change
	(dollars in thousands)
Interest expense	$23,859	$21,655	$2,204	10%
Interest income	(143)	(907)	764	*
Other expenses (income), net	432	(528)	960	*
Total	$24,148	$20,220	$3,928	19%

*	Not meaningful.

Interest Expense

Interest expense was $23.9 million for the six months ended June 30, 2011, compared to $21.7 million for the six months ended June 30, 2010, an increase of $2.2 million or 10%.  Our weighted average debt balance for the six months ended June 30, 2011 increased by $123.5 million due to our investment in new containers, resulting in an increase of approximately $3.0 million to interest cost.  In addition, in May and November of 2010, we increased our available credit under the CLIF IV and Revolving Credit Facilities, respectively, which resulted in higher commitment fees of $0.6 million in the current period.  These increases were offset by a decrease in non-cash interest expense in the current period, including lower amortization of terminated derivatives of $1.6 million, which was partially offset by an increase in amortization of deferred financing fees of $0.4 million.

Interest Income

Interest income was $0.1 million for the six months ended June 30, 2011, compared to $0.9 million for the six months ended June 30, 2010, a decrease of $0.8 million.  The decrease is primarily attributable to the decrease in the interest received from the $94.8 million promissory note from the Initial Shareholder.  In March 2010, SeaCube Operating Company Ltd assumed the obligation of the Initial Shareholder, which was treated as a non-cash equity distribution to the Initial Shareholder.

Other Expense (Income), Net

Other expense (income), net was $0.4 million for the six months ended June 30, 2011, compared to $(0.5) million for the six months ended June 30, 2010. In 2010, we received an insurance recovery of $1.7 million, which was offset by lower losses in the current period on equipment sales of $0.8 million.

Provision (Benefit) for Income Taxes

	Six Months Ended	Six Months Ended	Prior Period Change
	June 30, 2011	June 30, 2010	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	$(177)	$571	(748)	*

*	Not meaningful.

Provision for income taxes was $(0.2) million for the six months ended June 30, 2011 compared to $0.6 million for the six months ended June 30, 2010. The change in the effective tax rate is primarily attributable its lower or nontaxed foreign sourced income.  In addition, the six months ended June 30, 2011 contains deferred tax benefits resulting from net operating losses from US sources.

	Six Months Ended	Six Months Ended	Prior Period Change
	June 30, 2011	June 30, 2010	$ Change	% Change
	(dollars in thousands)
Net income	$18,398	$14,531	$3,867	27%
Adjusted net income**	$19,649	$16,844	$2,805	17%

**
Adjusted net income is a measure of financial and operational performance that is not defined by U.S. GAAP.  See “Non-GAAP Measure” for the discussion of adjusted net income as a non-GAAP measure and the reconciliation of it to net income (loss).

Net Income

Net income was $18.4 million for the six months ended June 30, 2011 as compared to $14.5 million for the six months ended June 30, 2010. The increase in net income was attributable to the items above.

Adjusted Net Income

Adjusted net income was $19.6 million for the six months ended June 30, 2011 compared to $16.8 million for the six months ended June 30, 2010, an increase of $2.8 million or 17%. In addition to the changes in net income noted above, the six months ended June 30, 2011, includes a decrease in the non-cash interest expense of $1.1 million.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily from the following sources:

●
Revenues including operating lease revenues, total finance lease collections, billings to lessors for repairs and maintenance, and asset management fees. Cash flows from operating activities and principal collections on finance leases were $97.0 million and $96.6 million for the six months ended June 30, 2011 and 2010, respectively.

●	Lines of credit and other secured borrowings, under which $1,024.1 million was outstanding and $172.0 million was available as of June 30, 2011.

●	Sales of our older leasing equipment, which was $5.9 million and $6.7 million for the six months ended June 30, 2011 and 2010, respectively.

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

On March 18, 2011, our indirect wholly owned subsidiary, CLI Funding V LLC ("CLIF V"), completed its offering of $230 million Series 2011-1 Fixed Rate Secured Notes ("Series 2011-1 Notes").  The Series 2011-1 Notes, rated "A" by Standard & Poor's, were issued at par with an annual interest rate of 4.5%.  In addition, on April 28, 2011, the Company closed on a $50 million Five Year Senior Unsecured Term Loan.  The loan has an annual interest rate of 11%, which is payable semi-annually beginning on July 1, 2011.  There are no required principal payments prior to maturity on April 28, 2016.  The Company will use the net proceeds of these borrowings for container purchases and other general business purposes.

Liquidity Needs to Acquire Equipment to be Leased

The acquisition of leasing assets fuels our growth. As a result, we expect to invest substantial funds to acquire containers and gensets, although there can be no assurances as to the timing and amount of such acquisitions.  Going forward, provided there is sufficient demand, production capacity, appropriate pricing and available financing, we intend to invest in new containers at a level that is consistent with our historical investment activity. As of August 2, 2011, SeaCube has ordered approximately $399.6 million of new equipment for delivery through November 30, 2011.  Of this amount, approximately $359.4 million, or 90%, has been committed to long-term leases.

Cash Flow

The following table sets forth certain historical cash flow information for the six months ended June 30, 2011 and 2010.

Cash Flows:	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	(dollars in thousands)
Net cash provided by operating activities	$46,275	$44,178
Net cash provided by (used in) investing activities	(264,264)	15,527
Net cash provided by (used in) financing activities	212,596	(53,824)
Effect of changes in exchange rates on cash and cash equivalents	37	(81)
Net increase (decrease) in cash and cash equivalents	$(5,356)	$5,800

Net cash provided by operating activities was $46.3 million and $44.2 million for the six months ended June 30, 2011 and 2010, respectively, a $2.1 million increase.  The increase in operating cash flow from six months ended June 30, 2011 compared to June 30, 2010 was primarily the result of increased profitability.

Net cash provided by (used in) investing activities was $(264.3) million and $15.5 million for the six months ended June 30, 2011 and 2010, respectively, a $279.8 million decrease to cash flow.  The primary driver of the decrease is our higher investment in direct finance leases and purchases of leased equipment in the current year period of $275.7 million, which reflects the continued strong demand for containers.  In addition, our restricted cash balances increased by $4.1 million in the six months ended June 30, 2011 versus a decrease of $3.2 million in the six months ended June 30, 2010.

Net cash provided by (used in) financing activities was $212.6 million and $(53.8) million for the six months ended June 30, 2011 and 2010, respectively, a $266.4 million increase to cash flow.  During the current period, the proceeds of long-term debt (net of payments) increased by $278.1 million versus the prior period as a result of our increased investment in direct finance leases and leasing equipment.  In conjunction with the closing of the financing in the current period, we incurred debt issuance costs of $7.5 million. Also, upon the repayment of the outstanding borrowings under CLIF IV, we paid $0.7 million, which represented the fair value of the derivative on the CLIF IV borrowings.  Additionally, dividends paid during the six months ended June 30, 2011 were $8.4 million compared with $2.8 million during the six months ended June 30, 2010.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2011.

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

The following table shows the reconciliation of net income, the most directly comparable U.S. GAAP measure to adjusted net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$9,378	$7,289	$18,398	$14,531
Non-cash interest expense, net of tax	997	664	1,251	2,313
Adjusted net income	$10,375	$7,953	$19,649	$16,844

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

Pending Adoption

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity.  The Company may either present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company intends to update its presentation of comprehensive income to comply with ASU 2011-05 beginning January 1, 2012.

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

Interest Rate Risk

We have long-term debt obligations that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. We have entered into interest rate swap agreements to mitigate the impact of changes in interest rates that may result from fluctuations in the variable rates of interest accrued by our long-term debt obligations.  Based on the debt obligation payable as of June 30, 2011, we estimate that cash flows from interest expense relating to variable rate debt and the relevant interest rate swap agreement would increase by $0.04 million on an annual basis in the event interest rates were to increase by 10%.

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

Item 4.   Controls and Procedures

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2011.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Reserved

Item 5.	Other Information

NONE

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date:       August 10, 2011

SEACUBE CONTAINER LEASING LTD. Registrant

By:	/s/Stephen P. Bishop
Stephen P. Bishop
Chief Operating and Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)