Form 10-Q
period 2011-09-30
SeaCube Container Leasing Ltd.
filed 2011-11-09
CIK 1487999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

or

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
Yes    ☐        No     ☒

The number of outstanding shares of the Registrant’s Common Stock as of November 1, 2011 was 20,163,359.

SeaCube Container Leasing Ltd.

FORM 10-Q

Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SeaCube Container Leasing Ltd.
Consolidated Balance Sheets
(Amounts in thousands, except for share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Cash and cash equivalents	$21,004	$17,868
Restricted cash	25,314	17,132
Accounts receivable, net of allowance of $3,122 and $2,957, respectively	36,997	27,168
Net investment in direct finance leases	555,154	516,158
Leasing equipment, net of accumulated depreciation of $162,512, and $141,783, respectively	728,886	476,566
Goodwill	22,483	22,483
Shareholder note	8,434	8,247
Other assets	12,835	12,605
Total assets	$1,411,107	$1,098,227
Liabilities and shareholders’ equity

Liabilities:
Equipment purchases payable	$64,559	$39,379
Accrued expenses and other liabilities	28,227	24,068
Fair value of derivative instruments	42,594	45,496
Deferred income	2,806	2,370
Deferred income taxes	3,328	3,406
Debt:
Due within one year	140,359	130,095
Due after one year	921,837	664,107
Total debt	1,062,196	794,202
Total liabilities	1,203,710	908,921
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized	—	—
Common shares, $0.01 par value 400,000,000 shares authorized; 20,163,359 shares issued and outstanding at September 30, 2011; 20,017,812 shares issued and outstanding at December 31, 2010	201	200
Additional paid in capital	218,589	217,789
Retained earnings	25,500	12,030
Accumulated other comprehensive income (loss)	(36,893)	(40,713)
Total shareholders’ equity	207,397	189,306
Total liabilities and shareholders’ equity	$1,411,107	$1,098,227

See accompanying notes.

SeaCube Container Leasing Ltd.
Consolidated Statements of Operations
(Amounts in thousands, except for per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Equipment leasing revenue	$28,726	$18,527	$75,444	$52,708
Finance revenue	13,945	12,660	40,281	38,989
Other revenue	2,558	3,286	7,089	9,619
Total revenues	45,229	34,473	122,814	101,316
Expenses:
Direct operating expenses	2,092	1,656	4,341	5,715
Selling, general and administrative expenses	5,996	5,453	17,641	15,691
Depreciation expenses	12,242	8,886	33,159	25,684
Provision for doubtful accounts	180	122	220	(234)
Impairment of leasing equipment held for sale	539	291	904	1,073
Interest expense, including non-cash interest of $2,320, $3,823, $3,559 and $6,226, respectively	15,424	13,704	39,283	35,359
Interest income	(68)	(58)	(211)	(965)
Other expenses (income), net	6	(417)	438	(945)
Total expenses	36,411	29,637	95,775	81,378

Income before provision for income taxes	8,818	4,836	27,039	19,938
Provision (benefit) for income taxes	35	9	(142)	580
Net income	$8,783	$4,827	$27,181	$19,358
Net income per common share
Basic	$0.44	$0.29	$1.35	$1.19
Diluted	$0.44	$0.29	$1.35	$1.19
Dividend per common share	$0.24	$—	$0.68	$0.175

See accompanying notes.

SeaCube Container Leasing Ltd.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$27,181	$19,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,945	26,585
Provision for doubtful accounts	220	(234)
Loss on sale of leasing equipment	262	667
Stock based compensation	865	192
Derivative loss reclassified into earnings	2,911	4,852
Ineffective portion of cash flow hedges	(1,148)	431
Impairment of leasing equipment held for sale	904	1,073
Changes in operating assets and liabilities:
Accounts receivable	(8,641)	1,970
Other assets	2,906	264
Accounts payable, accrued expenses and other liabilities	4,078	5,347
Deferred income	436	(1,572)
Net cash provided by operating activities	64,919	58,933
Cash flows from investing activities
Proceeds from sale of leasing equipment	9,715	11,137
Collections on net investment in direct finance leases, net of interest earned	75,936	78,202
(Increase) decrease in restricted cash	(8,182)	4,698
Purchase of fixed assets	(45)	(128)
Purchase of leasing equipment	(257,858)	(62,475)
Investment in direct financing leases	(127,042)	(51,007)
Increase in Shareholder Note	(187)	(13,896)
Net cash (used in) investing activities	(307,663)	(33,469)
Cash flows from financing activities
Proceeds from long-term debt	629,000	137,000
Repayments of long-term debt	(361,006)	(148,131)
Cash paid for debt issuance fees	(7,498)	(2,485)
Cash paid for derivatives	(676)	—
Dividends paid	(12,875)	(2,800)
Other financing activities	(1,000)	(851)
Net cash provided by (used in) financing activities	245,945	(17,267)
Effect of changes in exchange rates on cash and cash equivalents	(65)	26
Net increase in cash and cash equivalents	3,136	8,223
Cash and cash equivalents, beginning of period	17,868	8,014
Cash and cash equivalents, end of period	$21,004	$16,237
Supplemental disclosures of cash flow information
Cash paid for interest	$33,646	$28,738
Cash paid for taxes	$191	$415

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

2. Leasing Activity

Equipment Leasing Revenue

The Company has noncancelable operating leases for its leasing equipment.  As of September 30, 2011, future minimum lease revenue under these agreements was estimated as follows:

Total Amount
2011	$23,838
2012	78,341
2013	62,682
2014	52,476
2015	44,756
Thereafter	78,932
$341,025
Finance Revenue

At September 30, 2011, receivables under these direct finance leases are collectible through 2022 as follows:

	Total Lease Receivables	Unearned Lease Income	Net Lease Receivables
2011	$39,973	$13,399	$26,574
2012	144,222	47,511	96,711
2013	131,413	38,227	93,186
2014	145,897	28,071	117,826
2015	78,162	19,531	58,631
Thereafter	203,284	41,058	162,226
	$742,951	$187,797	$555,154

The Company has had strong credit performance due to our comprehensive credit underwriting and monitoring in addition to certain attributes of our business including the size and quality of our customers and our ability to recover containers and remarket them in default situations.  As such, the Company does not record an allowance for credit losses associated with direct finance leases.

As of September 30, 2011 and December 31, 2010, the Company had guaranteed and unguaranteed residual values for leasing equipment on direct finance leases of $112,571 and $87,691, respectively. As of December 31, 2010, the Company had total lease receivables, unearned lease income and net lease receivables of $671,773, $155,615 and $516,158, respectively. The unguaranteed residual values are reflected in the ‘‘Net Lease Receivables’’ above.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

3. Leasing Equipment

The following is a summary of leasing equipment recorded:

	September 30, 2011	December 31, 2010
Dry containers	$330,943	$137,623
Refrigerated containers	537,653	457,365
Generator sets	22,802	23,361
Total	891,398	618,349
Less accumulated depreciation	(162,512)	(141,783)
Leasing equipment, net of accumulated depreciation	$728,886	$476,566

There were no assets recorded under capital leases as of September 30, 2011 and December 31, 2010, respectively.

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

The following is a summary of the Company’s borrowings:

	September 30, 2011	December 31, 2010
Container Asset-Backed Securitizations:
Series 2006-1 Notes	$305,671	$352,299
CLI Funding III Credit Facility	260,663	311,903
CLI Funding IV Credit Facility	130,000	110,000
CLI Funding V Credit Facility	219,862	—
Unsecured Term Notes	50,000	—
Container Revolving Credit Facility	96,000	20,000
Total debt	1,062,196	794,202
Less current maturities	(140,359)	(130,095)
Long-term debt, less current maturities	$921,837	$664,107

The Company has debt obligations that are collateralized by the Company’s restricted cash, leasing equipment and net investment in direct finance leases.  As of September 30, 2011 and December 31, 2010, assets pledged as collateral on the Company’s debt amounted to $1,297,199 and $978,429, respectively.

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

The Company’s interest rate derivatives involve counterparty credit risk.  As of September 30, 2011, all of the Company’s interest rate derivatives are held with counterparties or guaranteed by parties with a credit rating of at least A3 by Moody’s.  The Company monitors the credit risk associated with these instruments periodically to validate that it is probable that the counterparty (or guarantor) will perform.  As of September 30, 2011, the Company does not anticipate that any of these counterparties will fail to meet their obligations.  As of September 30, 2011, there are no credit risk related contingent features in any of the Company’s derivative agreements.

The Company held the following interest rate derivatives designated as cash flow hedges as of September 30, 2011:

Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Floating Rate	Fixed Interest Rate	Fair Value (a)
CLI Funding Series 2006-1	$500	Feb-2006	Oct-2011	1M LIBOR	5.5800%	$(1)
CLI Funding Series 2006-1	10,417	Feb-2006	Oct-2013	1M LIBOR	4.1450%	(404)
CLI Funding Series 2006-1	39,708	Feb-2006	Dec-2013	1M LIBOR	4.2990%	(1,776)
CLI Funding Series 2006-1	16,875	Feb-2006	Dec-2013	1M LIBOR	4.9200%	(850)
CLI Funding Series 2006-1	138,042	Aug-2006	Jun-2016	1M LIBOR	5.2950%	(17,370)
CLI Funding Series 2006-1	47,629	Jan-2009	Aug-2016	1M LIBOR	4.6400%	(4,649)
CLI Funding Series 2006-1	52,500	Jan-2009	Aug-2016	1M LIBOR	4.9500%	(5,390)
CLI Funding III, LLC	—	Jun-2008	Jun-2018	1M LIBOR	5.2900%	(50)
CLI Funding III, LLC	13,885	May-2008	Feb-2018	1M LIBOR	4.5200%	(1,489)
CLI Funding III, LLC	27,022	May-2008	Jul-2017	1M LIBOR	4.5300%	(2,590)
CLI Funding III, LLC	67,112	May-2008	Feb-2018	1M LIBOR	4.2075%	(4,377)
CLI Funding III, LLC	3,786	Jul-2008	Jun-2016	1M LIBOR	4.0500%	(424)
CLI Funding III, LLC	17,500	Jul-2008	Jul-2017	1M LIBOR	4.1000%	(1,221)
CLI Funding III, LLC	14,030	Jul-2008	Dec-2018	1M LIBOR	3.6420%	(344)
CLI Funding III, LLC	40,126	Mar-2010	Nov-2014	1M LIBOR	2.0200%	(1,213)
CLI Funding III, LLC	18,904	Jan-2011	May-2017	1M LIBOR	1.6250%	(446)
Total interest rate derivatives designated as cash flow hedges	$508,036					$(42,594)

(a)	All interest rate derivatives are recorded in fair value of derivative instruments in the liabilities section of the consolidated balance sheets.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

The following tables set forth the net of tax effect of the Company’s cash flow hedge derivative instruments on the consolidated financial statements for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30, 2011
	Effective Portion			Ineffective Portion
Derivative Instrument	Change in Unrealized (Gain) Loss Recognized in OCI(a)	Location of (Gain) Loss reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified from Accumulated OCI into Income(b)	Location of (Gain) Loss Recognized Directly in Income	(Gain) Loss Recognized Directly in Income
Interest rate derivatives	(6,153)	Interest expense	6,353	Interest expense	517

	For the Three Months Ended September 30, 2010
	Effective Portion			Ineffective Portion
Derivative Instrument	Change in Unrealized (Gain) Loss Recognized in OCI(a)	Location of (Gain) Loss reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified from Accumulated OCI into Income(b)	Location of (Gain) Loss Recognized Directly in Income	(Gain) Loss Recognized Directly in Income
Interest rate derivatives	(8,135)	Interest expense	7,778	Interest expense	2,119

	For the Nine Months Ended September 30, 2011
	Effective Portion			Ineffective Portion
Derivative Instrument	Change in Unrealized (Gain) Loss Recognized in OCI(a)	Location of (Gain) Loss reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified from Accumulated OCI into Income(b)	Location of (Gain) Loss Recognized Directly in Income	(Gain) Loss Recognized Directly in Income
Interest rate derivatives	(15,613)	Interest expense	19,497	Interest expense	(1,148)

	For the Nine Months Ended September 30, 2010
	Effective Portion			Ineffective Portion
Derivative Instrument	Change in Unrealized (Gain) Loss Recognized in OCI(a)	Location of (Gain) Loss reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified from Accumulated OCI into Income(b)	Location of (Gain) Loss Recognized Directly in Income	(Gain) Loss Recognized Directly in Income
Interest rate derivatives	(31,814)	Interest expense	24,823	Interest expense	431

(a)
Represents the change in the fair market value of the Company’s interest rate derivatives, net of tax, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives.

(b)	Represents the amount of actual cash paid related to the net settlements of the interest rate derivatives and amortization of deferred losses on the Company’s terminated derivatives as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net settlement of interest rate derivatives	$5,314	$6,400	$16,586	$19,971
Amortization of terminated derivatives	1,039	1,378	2,911	4,852

As of September 30, 2011, the amount of Accumulated OCI related to derivatives was $36,345.  The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $18,169 and the amortization of deferred net losses on the Company’s terminated derivatives of $3,122.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

6. Income Taxes

The consolidated income tax expense for the three and nine months ended September 30, 2011 and 2010 was determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 2011 and 2010, respectively. The Company’s effective tax rate differs from the U.S. federal tax rate of 35% primarily due to its lower or nontaxed foreign sourced income.  In addition, the three and nine months ended September 30, 2011 contains deferred tax benefits resulting from net operating losses from US sources.

7. Other Expenses (Income), Net

Other expenses (income), net of $(417) and $(945) respectively, for the three and nine months ended September 30, 2010, included proceeds on a default insurance recovery of $0 and $1,683, respectively.  There were no proceeds from default insurance for the three and nine months ended September 30, 2011.

8. Comprehensive Income (Loss)

Total comprehensive income (loss) includes net income, the changes in the fair value of derivative instruments, reclassification into earnings of amounts previously deferred relating to derivative instruments and foreign currency translation gain (loss) relating to the Company’s foreign subsidiaries.  Total comprehensive income for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net income	$8,783	$4,827	$27,181	$19,358
Net derivative loss reclassified into earnings	1,039	1,378	2,911	4,852
Unrealized gain (loss) on derivative instruments, net of tax	(839)	(1,735)	973	(11,843)
Foreign currency translation	(101)	107	(65)	24
Total comprehensive income	$8,882	$4,577	$31,000	$12,391

9. Commitments and Contingencies

Purchase Commitments

As of September 30, 2011, commitments for capital expenditures were $9,389.

Lease Commitments

The Company and its subsidiaries are parties to various operating leases relating to office facilities, transportation vehicles, and certain other equipment with various expiration dates through 2015. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses.  As of September 30, 2011, the aggregate minimum rental commitment under operating leases having initial or remaining noncancelable lease terms in excess of one year was $1,451.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

10. Share Based Payments

A summary of the restricted shares under the Company’s incentive plan is as follows:

	Shares	Weighted-average per share at grant date
Nonvested at January 1, 2011	150,779	$10.47
Granted	145,547	15.30
Vested	(65,119)	10.63
Nonvested at September 30, 2011	231,207	$13.47

The Company recorded compensation expense of $291 and $865 for the three and nine months ended September 30, 2011, respectively, and recorded compensation expense of $128 and $192 for the three and nine months ended September 30, 2010, respectively. Compensation expense is recorded as a component of selling, general and administrative expenses in the Company’s consolidated statements of operations. Total unrecognized compensation cost was approximately $2,578 at September 30, 2011 which is expected to be recognized over the remaining weighted-average vesting period of 2.3 years.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Weighted-average shares:
Common shares outstanding	19,932,152	16,417,033	19,932,152	16,239,832
Restricted common shares	231,207	60,779	203,659	34,953
Total weighted-average shares	20,163,359	16,477,812	20,135,811	16,274,785

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

The calculation for basic and diluted earnings per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net income	$8,783	$4,827	$27,181	$19,358
Less: Undistributed earnings allocated to restricted shareholders	(101)	(18)	(275)	(42)
Income attributable to common shareholders	$8,682	$4,809	$26,906	$19,316

Income per share attributable to common shareholders:
Basic	$0.44	$0.29	$1.35	$1.19
Diluted	$0.44	$0.29	$1.35	$1.19

There were no potentially dilutive common shares for any period in these consolidated financial statements.

The following table sets forth the quarterly dividends declared by our Board of Directors for the nine months ended September 30, 2011:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date

March 9, 2011	$0.22	$4,436	April 8, 2011	April 15, 2011
May 10, 2011	$0.22	$4,436	July 8, 2011	July 15, 2011
August 8, 2011	$0.24	$4,839	October 7, 2011	October 14, 2011

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Total revenues	2011	2010	2011	2010
Asia	$18,016	$10,144	$45,628	$27,322
Australia/New Zealand	103	218	372	724
Europe/Africa/Middle East	16,156	13,925	44,352	38,589
North America	4,382	4,209	13,318	15,695
South America	6,572	5,977	19,144	18,986
	$45,229	$34,473	$122,814	$101,316

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

13. Related Party Transactions

Transactions with Affiliates

Prior to our IPO, the Company shared some services, staff and space with other affiliates of Seacastle.  In addition, the Company incurred expenses for share-based compensation allocated from Seacastle, to both dedicated and shared SeaCube employees. These amounts are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations. The expense and cost allocations have been determined based on methodologies (such as space used or hours worked) in order to establish reasonable charges for the services provided or for the benefit received during the periods presented.  Since becoming a public company, the transactions with affiliates are significantly reduced and currently limited to reimbursement for shared office space and staff to support tax related work.  For the three months ended September 30, 2011 and 2010, net charges (to) from these affiliates were $112 and $235, respectively, and for the nine months ended September 30, 2011 and 2010, net charges (to) from these affiliates were $308 and $174, respectively. The Company has a net receivable from affiliates of Seacastle of $350 and $317 as of September 30, 2011 and December 31, 2010, respectively.

Shareholder Note

In August 2010, the Company distributed $3.75 million to the Initial Shareholder in the form of a loan which was used to make interest and principal payments on Seacastle’s Credit Facility.  In September 2010, the Company distributed $4.4 million to the Initial Shareholder in the form of a loan which was used to make interest and principal payments and pay fees on Seacastle’s Credit Facility.  The loans have an annual interest rate of 3% and are payable in full upon maturity in 2015.  Interest income earned from this note was $64 and $187 for the three and nine months ended September 30, 2011.

14. Fair Value of Financial Instruments

The following tables set forth the valuation of the Company’s financial assets and liabilities measured at fair value on a recurring basis by input levels as of September 30, 2011 and December 31, 2010:

	Fair Value as of September 30,	Fair Value Measurement as of September 30, 2011 Using Fair Value Hierarchy
	2011	Level 1	Level 2	Level 3
Assets:
Restricted cash	$25,314	$25,314	$—	$—
Liabilities:
Derivative instruments	42,594	—	42,594	—

	Fair Value as of December 31,	Fair Value Measurement as of December 31, 2010 Using Fair Value Hierarchy
	2010	Level 1	Level 2	Level 3
Assets:
Restricted cash	$17,132	$17,132	—	—
Liabilities:
Derivative instruments	45,496	—	45,496	—

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

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)

Long-term debt	$(1,062,196)	$(1,064,163)	$(794,202)	$(794,202)
Derivative Instrument	(42,594)	(42,594)	(45,496)	(45,496)

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (concluded)
(Dollars in thousands, except as otherwise noted)
(unaudited)

15. Subsequent Events

Dividend

On November 8, 2011, the Company’s Board of Directors approved and declared a $0.24 per share cash dividend on its issued and outstanding common stock, payable on December 15, 2011 to shareholders of record at the close of business on December 8, 2011.

CLIF V

On November 3, 2011, our indirect wholly owned subsidiary, CLI Funding V LLC, completed its offering of $250 million Series 2011-2 Fixed Rate Secured Notes ("Series 2011-2 Notes").  The Series 2011-2 Notes have a coupon rate of 4.94%.

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

Overview

SeaCube Container Leasing Ltd (“SeaCube” or “the Company”) is one of the world’s largest container leasing companies based on total assets.  Containers are the primary means by which products are shipped internationally because they facilitate efficient movement of goods via multiple transportation modes including ships, rail and trucks.  The principal activities of our business include the acquisition, leasing, re-leasing and subsequent sale of refrigerated and dry containers and generator sets.  The Company leases our containers primarily under long-term contracts to a diverse group of the world’s leading shipping lines.  As of September 30, 2011, we employ 74 people in seven offices worldwide and have total assets of $1.4 billion.

As of September 30, 2011, we own or manage a fleet of 567,392 units, representing 894,248 TEUs of containers and generator sets.  For the three months ended September 30, 2011, our average utilization was 98.2%, as measured in units.

We lease three types of assets:

●Refrigerated containers (‘‘reefers’’), which are used for perishable items such as fresh and frozen foods;
●Dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples and apparel; and
●Generator sets (‘‘gensets’’), which are diesel generators used to provide mobile power to reefers.

We lease these assets on a per diem basis on two principal lease types under which the lessee is responsible for all operating costs including taxes, insurance and maintenance:

●Operating leases, typically with initial terms of five to eight years, under which containers are re-leased or returned to us at expiration of the initial lease; and
●Direct finance leases, which are typically structured as long-term leases with a bargain purchase option, under which ownership transfers to the lessee at expiration of the lease.

The tables below summarize the composition of our fleet by unit and TEU as of September 30, 2011:

Equipment Fleet by Units

	Refrigerated	Dry	Gensets	Total
Operating Leases	35,530	105,644	2,652	143,826
Direct Finance Leases	17,112	227,815	2,454	247,381
Total Owned	52,642	333,459	5,106	391,207
Managed	27,941	146,856	1,388	176,185
Total Fleet	80,583	480,315	6,494	567,392

Equipment Fleet by TEUs

	Refrigerated	Dry	Gensets	Total
Operating Leases	64,788	163,948	2,652	231,388
Direct Finance Leases	33,022	357,931	2,454	393,407
Total Owned	97,810	521,879	5,106	624,795
Managed	52,481	215,584	1,388	269,453
Total Fleet	150,291	737,463	6,494	894,248

The table below summarizes the composition of our owned fleet by net book value as of September 30, 2011:

Container Fleet by Net Book Value

	Refrigerated	Dry	Gensets	Total
Operating Leases	$399,744	$315,804	$13,338	$728,886
Direct Finance Leases	160,660	379,838	14,656	555,154
Total Fleet	$560,404	$695,642	$27,994	$1,284,040

Results of Operations

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010	$ Change	% Change
	(dollars in thousands)
Equipment leasing revenue	$28,726	$18,527	$10,199	55%
Finance revenue	13,945	12,660	1,285	10%
Other revenue	2,558	3,286	(728)	-22%
Total revenues	$45,229	$34,473	$10,756	31%

Revenue

Total revenue was $45.2 million for the three months ended September 30, 2011 compared to $34.5 million for the three months ended September 30, 2010, an increase of $10.8 million or 31%.

Equipment leasing revenue was $28.7 million for the three months ended September 30, 2011 compared to $18.5 million for the three months ended September 30, 2010, an increase of $10.2 million or 55%.  This increase was the result of new investments made in the current year, which resulted in the average on-hire fleet increasing by approximately 52,300 units.

Finance revenue was $13.9 million for the three months ended September 30, 2011 compared to $12.7 million for the three months ended September 30, 2010, an increase of $1.3 million or 10%.  The increase was the result of new investments that were made in excess of the amortization of the current lease portfolio.

Other revenue, which includes management fee revenues and re-billable costs to our lessees, was $2.6 million for the three months ended September 30, 2011 compared to $3.3 million for the three months ended September 30, 2010, a decrease of $0.7 million or 22%. This decrease was primarily attributable to lower management fee revenues of $0.5 million.

	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010	$ Change	% Change
	(dollars in thousands)
Direct operating expenses	$2,092	$1,656	$436	26%
Selling, general and administrative expenses	5,996	5,453	543	10%
Depreciation expenses	12,242	8,886	3,356	38%
Provision for doubtful accounts	180	122	58	48%
Impairment of leasing equipment held for sale	539	291	248	85%
Total	$21,049	$16,408	$4,641	28%

Direct Operating Expenses

Direct operating expenses were $2.1 million for the three months ended September 30, 2011, compared to $1.7 million for the three months ended September 30, 2010, an increase of $0.4 million or 26%.  Our storage fees continue to be relatively low, which is attributable to higher utilization (and thus fewer units stored).  The primary reason for the increase was higher costs associated with recovering units.  These recovery costs were partially offset by lower handling fees and repair costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6.0 million for the three months ended September 30, 2011, compared to $5.5 million for the three months ended September 30, 2010, an increase of $0.5 million or 10%.  The increase was primarily due to incremental costs associated with being a publicly traded company.

Depreciation Expenses

Depreciation of leasing equipment was $12.2 million for the three months ended September 30, 2011 compared to $8.9 million for three months ended September 30, 2010, an increase of $3.4 million or 38%. Depreciation on new additions net of disposals and sales accounted for $3.5 million of the increase, which was offset by a decrease of $0.1 million due to equipment reaching the end of their depreciable lives.

Provision for Doubtful Accounts

Provision for doubtful accounts was $0.2 million for the three months ended September 30, 2011 compared to $0.1 million for three months ended September 30, 2010.  We continued to have strong credit and collections experience, which was due to the improved credit quality of our customer base along with our comprehensive credit underwriting and monitoring.

Impairment of Leasing Equipment Held for Sale

We recorded an impairment of leasing equipment held for sale of $0.5 million for the three months ended September 30, 2011 compared to $0.3 million for three months ended September 30, 2010, an increase of $0.2 million.  We evaluate the recovery of our containers and gensets designated for sale and record a loss if the ultimate sales value is expected to be below the current carrying cost.  The majority of our impairments occur at the conclusion of an operating lease when our equipment is older and has incurred a certain amount of damage that the lessee is responsible for.  The decision to sell the container is based upon a discounted cash flow model which includes rebillable costs.  These rebillable costs are recorded as other revenues and are not recorded as a reduction in the impairment of leasing equipment held for sale.  The increase in the quarter can be attributed to more units being held for sale in the current year period.

	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010	$ Change	% Change
	(dollars in thousands)
Interest expense	$15,424	$13,704	$1,720	13%
Interest income	(68)	(58)	(10)	*
Other expenses (income), net	6	(417)	423	*
Total	$15,362	$13,229	$2,133	16%

*	Not meaningful.

Interest Expense

Interest expense was $15.4 million for the three months ended September 30, 2011, compared to $13.7 million for the three months ended September 30, 2010, an increase of $1.7 million or 13%.  Our weighted average debt balance for the three months ended September 30, 2011 increased by approximately $284.7 million due to our investment in new containers, resulting in an increase of approximately $3.3 million to interest cost.  This was offset by slightly lower commitment fees of $0.1 million in the current period and a decrease in non-cash interest expense in the current period of $1.5 million.  The non-cash interest decrease included a decrease in amortization of terminated derivatives of $0.3 million and a decrease in losses recognized directly into income for ineffective derivatives of $1.6 million, which was partially offset by higher amortization of deferred financing fees of $0.4 million.

Interest Income

Interest income was $0.1 million for both the three months ended September 30, 2011 and the three months ended September 30, 2010.

Other Expense (Income), Net

Other expense (income), net was $0.0 million for the three months ended September 30, 2011, compared to $(0.4) million for the three months ended September 30, 2010.  In 2010, we had higher gains on equipment sales.

Provision (Benefit) for Income Taxes

	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	$35	$9	26	*

*	Not meaningful.

Since substantially all of our taxable income is foreign sourced and not subject to tax, both our income tax provision and changes from period to period are immaterial.

	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010	$ Change	% Change
	(dollars in thousands)
Net income	$8,783	$4,827	$3,956	82%
Adjusted net income**	$11,111	$8,567	$2,544	30%

**
Adjusted net income is a measure of financial and operational performance that is not defined by U.S. GAAP.  See “Non-GAAP Measure” for the discussion of adjusted net income as a non-GAAP measure and the reconciliation of it to net income (loss).

Net Income

Net income was $8.8 million for the three months ended September 30, 2011 as compared to $4.8 million for the three months ended September 30, 2010. The increase in net income was attributable to the items above.

Adjusted Net Income

Adjusted net income was $11.1 million for the three months ended September 30, 2011 compared to $8.6 million for the three months ended September 30, 2010, an increase of $2.5 million or 30%. In addition to the changes in net income noted above, the three months ended September 30, 2011, includes a decrease in the non-cash interest expense of $1.4 million.

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	$ Change	% Change
	(dollars in thousands)
Equipment leasing revenue	$75,444	$52,708	$22,736	43%
Finance revenue	40,281	38,989	1,292	3%
Other revenue	7,089	9,619	(2,530)	-26%
Total revenues	$122,814	$101,316	$21,498	21%

Revenue

Total revenue was $122.8 million for the nine months ended September 30, 2011 compared to $101.3 million for the nine months ended September 30, 2010, an increase of $21.5 million or 21%.

Equipment leasing revenue was $75.4 million for the nine months ended September 30, 2011 compared to $52.7 million for the nine months ended September 30, 2010, an increase of $22.7 million or 43%.  This increase was the result of new investments made in the current year, which resulted in the average on-hire fleet increasing by approximately 39,600 units.

Finance revenue was $40.3 million for the nine months ended September 30, 2011 compared to $39.0 million for the nine months ended September 30, 2010, an increase of $1.3 million or 3%.  The increase was the result of new investments that were made in excess of the amortization of the current lease portfolio.

Other revenue, which includes management fee revenues and re-billable costs to our lessees, was $7.1 million for the nine months ended September 30, 2011 compared to $9.6 million for the nine months ended September 30, 2010, a decrease of $2.5 million or 26%. This decrease was primarily attributable to lower management fee revenues of $1.7 million and lower rebillable costs of $0.8 million.

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	$ Change	% Change
	(dollars in thousands)
Direct operating expenses	$4,341	$5,715	$(1,374)	-24%
Selling, general and administrative expenses	17,641	15,691	1,950	12%
Depreciation expenses	33,159	25,684	7,475	29%
Provision for doubtful accounts	220	(234)	454	*
Impairment of leasing equipment held for sale	904	1,073	(169)	-16
Total	$56,265	$47,929	$8,336	17%

*	Not meaningful.

Direct Operating Expenses

Direct operating expenses were $4.3 million for the nine months ended September 30, 2011, compared to $5.7 million for the nine months ended September 30, 2010, a decrease of $1.4 million or 24%. Our storage fees continue to be relatively low, which is attributable to higher utilization (and thus fewer units stored).  The primary reason for the increase was higher costs associated with recovering units.  These recovery costs were partially offset by lower handling fees and repair costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $17.6 million for the nine months ended September 30, 2011, compared to $15.7 million for the nine months ended September 30, 2010, an increase of $2.0 million or 12%.  The increase was primarily due to incremental costs associated with being a publicly traded company.

Depreciation Expenses

Depreciation of leasing equipment was $33.2 million for the nine months ended September 30, 2011 compared to $25.7 million for nine months ended September 30, 2010, an increase of $7.5 million or 29%. Depreciation on new additions net of disposals and sales accounted for $7.6 million of the increase, which was offset by a decrease of $0.1 million due to equipment reaching the end of their depreciable lives.

Provision for Doubtful Accounts

Provision for doubtful accounts was $0.2 million for the nine months ended September 30, 2011 compared to $(0.2) million for nine months ended September 30, 2010.  We continued to have a strong credit and collections experience, which was due to the improved credit quality of our customer base along with our comprehensive credit underwriting and monitoring.  In the prior year period, we lowered our reserve as the credit quality of our customer base improved.

Impairment of Leasing Equipment Held for Sale

We recorded an impairment of leasing equipment held for sale of $0.9 million for the nine months ended September 30, 2011 compared to $1.1 million for the nine months ended September 30, 2010, a decrease of $0.2 million.  We evaluate the recovery of our containers and gensets designated for sale and record a loss if the ultimate sales value is expected to be below the current carrying cost.  The majority of our impairments occur at the conclusion of an operating lease when our equipment is older and has incurred a certain amount of damage that the lessee is responsible for.  The decision to sell the container is based upon a discounted cash flow model which includes rebillable costs.  These rebillable costs are recorded as other revenues and are not recorded as a reduction in the impairment of leasing equipment held for sale.

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	$ Change	% Change
	(dollars in thousands)
Interest expense	$39,283	$35,359	$3,924	11%
Interest income	(211)	(965)	754	*
Other expenses (income), net	438	(945)	1,383	*
Total	$39,510	$33,449	$6,061	18%

*	Not meaningful.

Interest Expense

Interest expense was $39.3 million for the nine months ended September 30, 2011, compared to $35.4 million for the nine months ended September 30, 2010, an increase of $3.9 million or 11%.  Our weighted average debt balance for the nine months ended September 30, 2011 increased by approximately $177.9 million due to our investment in new containers, resulting in an increase of approximately $6.2 million to interest cost.  In addition, in May and November of 2010, we increased our available credit under the CLIF IV and Revolving Credit Facilities, respectively, which resulted in higher commitment fees of $0.3 million in the current period.  These increases were offset by a decrease in non-cash interest expense in the current period, including lower amortization of terminated derivatives of $1.9 million and a decrease in losses recognized directly into income for ineffective derivatives of $1.6 million, which was partially offset by an increase in amortization of deferred financing fees of $0.9 million.

Interest Income

Interest income was $0.2 million for the nine months ended September 30, 2011, compared to $1.0 million for the nine months ended September 30, 2010, a decrease of $0.8 million.  The decrease is primarily attributable to the decrease in the interest received from the $94.8 million promissory note from the Initial Shareholder.  In March 2010, SeaCube Operating Company Ltd assumed the obligation of the Initial Shareholder, which was treated as a non-cash equity distribution to the Initial Shareholder.

Other Expense (Income), Net

Other expense (income), net was $0.4 million for the nine months ended September 30, 2011, compared to $(0.9) million for the nine months ended September 30, 2010. In 2010, we received an insurance recovery of $1.7 million, which was offset by lower losses in the current period on equipment sales of $0.4 million.

Provision (Benefit) for Income Taxes

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	$(142)	$580	(722)	*

*	Not meaningful.

Provision (benefit) for income taxes was $(0.1) million for the nine months ended September 30, 2011 compared to $0.6 million for the nine months ended September 30, 2010. The change in the effective tax rate is primarily attributable to its lower or nontaxed foreign sourced income.  In addition, the nine months ended September 30, 2011 contains deferred tax benefits resulting from net operating losses from US sources.

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	$ Change	% Change
	(dollars in thousands)
Net income	$27,181	$19,358	$7,823	40%
Adjusted net income**	$30,760	$25,411	$5,349	21%

**
Adjusted net income is a measure of financial and operational performance that is not defined by U.S. GAAP.  See “Non-GAAP Measure” for the discussion of adjusted net income as a non-GAAP measure and the reconciliation of it to net income (loss).

Net Income

Net income was $27.2 million for the nine months ended September 30, 2011 as compared to $19.4 million for the nine months ended September 30, 2010. The increase in net income was attributable to the items above.

Adjusted Net Income

Adjusted net income was $30.8 million for the nine months ended September 30, 2011 compared to $25.4 million for the nine months ended September 30, 2010, an increase of $5.3 million or 21%. In addition to the changes in net income noted above, the nine months ended September 30, 2011, includes a decrease in the non-cash interest expense of $2.5 million.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily from the following sources:

●
Revenues including operating lease revenues, total finance lease collections, billings to lessors for repairs and maintenance, and asset management fees. Cash flows from operating activities and principal collections on finance leases were $140.9 million and $137.1 million for the nine months ended September 30, 2011 and 2010, respectively.

●	Lines of credit and other secured borrowings, under which $1,062.2 million was outstanding and $94.0 million was available as of September 30, 2011.
●	Sales of our older leasing equipment, which was $9.7 million and $11.1 million for the nine months ended September 30, 2011 and 2010, respectively.

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

Liquidity Needs to Acquire Equipment to be Leased

The acquisition of leasing assets fuels our growth. As a result, we expect to invest substantial funds to acquire containers and gensets, although there can be no assurances as to the timing and amount of such acquisitions.  Going forward, provided there is sufficient demand, production capacity, appropriate pricing and available financing, we intend to invest in new containers at a level that is consistent with our historical investment activity. As of October 18, 2011, SeaCube has ordered approximately $476.0 million of new equipment for delivery through December 2011.  Of this amount, approximately $415.5 million, or 87%, has been committed to long-term leases.

Cash Flow

The following table sets forth certain historical cash flow information for the nine months ended September 30, 2011 and 2010.

Cash Flows:	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	(dollars in thousands)
Net cash provided by operating activities	$64,919	$58,933
Net cash (used in) investing activities	(307,663)	(33,469)
Net cash provided by (used in) financing activities	245,945	(17,267)
Effect of changes in exchange rates on cash and cash equivalents	(65)	26
Net increase in cash and cash equivalents	$3,136	$8,223

Net cash provided by operating activities was $64.9 million and $58.9 million for the nine months ended September 30, 2011 and 2010, respectively, a $6.0 million increase.  The increase in operating cash flow from nine months ended September 30, 2011 compared to September 30, 2010 was primarily the result of increased profitability.

Net cash (used in) investing activities was $(307.7) million and $(33.5) million for the nine months ended September 30, 2011 and 2010, respectively, a $274.2 million decrease to cash flow.  The primary driver of the decrease is our higher investment in direct finance leases and purchases of leased equipment in the current year period of $271.4 million, which reflects the continued strong demand for containers.  In addition, our restricted cash balances increased by $8.2 million in the nine months ended September 30, 2011 versus a decrease of $4.7 million in the nine months ended September 30, 2010.  Proceeds from the sale of leasing equipment and collections on net investment in direct finance leases were lower in the current month period by $1.4 million and $2.3 million, respectively.  Finally, there was $13.7 million of lower cash uses related to the Shareholder Note in the current year.

Net cash provided by (used in) financing activities was $245.9 million and $(17.3) million for the nine months ended September 30, 2011 and 2010, respectively, a $263.2 million increase to cash flow.  During the current period, the proceeds of long-term debt (net of payments) increased by $279.1 million versus the prior period as a result of our increased investment in direct finance leases and leasing equipment.  In conjunction with the closing of the financing in the current period, we incurred debt issuance costs of $7.5 million. Also, upon the repayment of the outstanding borrowings under CLIF IV, we paid $0.7 million, which represented the fair value of the derivative on the CLIF IV borrowings.  Additionally, dividends paid during the nine months ended September 30, 2011 were $12.9 million compared with $2.8 million during the nine months ended September 30, 2010.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2011.

Non-GAAP Measure

Adjusted Net Income

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

The following table shows the reconciliation of net income, the most directly comparable U.S. GAAP measure to adjusted net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$8,783	$4,827	$27,181	$19,358
Non-cash interest expense, net of tax	2,328	3,740	3,579	6,053
Adjusted net income	$11,111	$8,567	$30,760	$25,411

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

         Interest Rate Risk

We have long-term debt obligations that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. We have entered into interest rate swap agreements to mitigate the impact of changes in interest rates that may result from fluctuations in the variable rates of interest accrued by our long-term debt obligations.  Based on the debt obligation payable as of September 30, 2011, we estimate that cash flows from interest expense relating to variable rate debt and the relevant interest rate swap agreement would increase by $0.07 million on an annual basis in the event interest rates were to increase by 10%.

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

Item 4.   Controls and Procedures

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2011.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.        Defaults Upon Senior Securities

NONE

Item 4.        Reserved

Item 5.        Other Information

NONE

Item 6.        Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date:   November 9, 2011

SEACUBE CONTAINER LEASING LTD.
Registrant

By:	/s/ Stephen P. Bishop
Stephen P. Bishop
Chief Operating and Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)