Form 10-K
period 2011-12-31
SeaCube Container Leasing Ltd.
filed 2012-03-02
CIK 1487999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          ☐              No ☒
The aggregate market value of shares held by non-affiliates as of June 30, 2011 was approximately $189.1 million.

The number of outstanding shares of the Registrant’s Common Stock as of February 24, 2012 was 20,288,359.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2012, to be filed within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference into Part II, Item 5 and Part III of this Annual Report on Form 10-K.

SEACUBE CONTAINER LEASING LTD.

TABLE OF CONTENTS

Page No.
PART I

PART II

PART III

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	58

SIGNATURES	62

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

WEBSITE AND ACCESS TO COMPANY’S REPORTS

Our Internet website can be found at www.seacubecontainers.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.  Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee, and Nominating, Corporate Governance and Conflicts Committee) are also available on our website.

The information on our website is not part of, or incorporated by reference, into this report, or any other report we file with, or furnish to, the SEC.

PART I

ITEM 1.  BUSINESS

Our Company

We are one of the world’s largest container leasing companies based on total assets.  Containers are the primary means by which products are shipped internationally because they facilitate the secure and efficient movement of goods via multiple transportation modes, including ships, rail and trucks.  The principal activities of our business include the acquisition, leasing, re-leasing and subsequent sale of refrigerated and dry containers and generator sets.  We lease our containers primarily under long-term contracts to a diverse group of the world’s leading shipping lines.  As of December 31, 2011, we employed 75 people in seven offices worldwide and have total assets of $1.5 billion.  We operate in a single segment.

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

Competitive Strengths –

We believe that the key competitive strengths that will enable us to execute our strategy include:

●
Leading Market Position.  We are one of the world’s largest container lessors and have a significant investment in refrigerated containers, or reefers, with approximately 23% of the refrigerated container market share based on TEUs as of December 31, 2011 (twenty foot equivalent units, or TEUs, is the international standards measure of containers).  Reefers have historically demonstrated greater stability in underlying demand, pricing and lease rates than other types of containers. We believe that our strength in the reefer market provides us with certain utilization, cost, marketing and capability advantages relative to other container leasing companies with lower reefer market share.

●
High and Stable Utilization.  For the year ended December 31, 2011, our utilization rate averaged 98.3%.  Additionally, since December 2007, our average utilization was over 97%, which included a significant economic downturn in 2009.  As of December 31, 2011, approximately 87.7% of our owned assets based on net book value were on long-term lease to our customers.  The average remaining term of our owned assets was approximately 3.7 years.  We believe that our focus on reefers as well as our focus on long-term and direct finance leases has enabled us to maintain high and consistent utilization rates.

●
Our Assets Generate Significant Cash Flow.  Our assets generate significant and predictable revenues and operating cash flow that reflects our high and stable asset utilization, low customer defaults and high recovery rates, strong operating profit margins and low working capital requirements.  As of December 31, 2011, our existing leases provided for approximately $1.2 billion of contracted cash flow through the life of the remaining leases.

●
Long-Standing Relationships with High Quality Customers.  We have an extensive history with our customers which provide us with strong relationships at senior levels of management.  In addition, we have built a reputation for service, reliability and quality.  We lease our containers to a diversified customer base of over 160 shipping lines throughout the world, including all of the world’s 20 largest international shipping lines.  Our top customers include APL, CMA-CGM, CSAV, Evergreen, Hanjin, and Mediterranean Shipping. We believe that our customer relationships are some of the best in the industry and will enable us to continue to grow our business.

●
Access to Significant Amounts of Capital to Expand our Business.  As of December 31, 2011, we had approximately $180 million of available capital to invest in new containers and pursue sale/leaseback transactions.  In addition, we manage containers for a number of third-party owners and we believe that these relationships may provide us with opportunities to grow our managed fleet.  We believe that our access to capital and our relationships with third-party owners will provide us with a competitive advantage and enable us to grow our business.

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

●
Continue to Maintain Disciplined Lease Terms.  We plan to continue to target attractive returns on our assets over their life cycle by concentrating on long-term leases with a disciplined pricing structure in order to maximize our profitability and fleet utilization.  Over the last three years, our renewal rate has averaged 87% of total units.  Furthermore, we plan to continue to maintain strict underwriting standards as well as proactive credit monitoring to minimize any future credit write-offs. Over the last five years, we had net write-offs of approximately $7.2 million on total billings of approximately $1.6 billion, representing approximately 0.4% of such billings.

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

Industry Trends

The market for container leasing is characterized by the following key trends:

●
Sustained Growth in Container Trade.  Container trade is an important component of the movement of goods through the global economy. According to Harrison Consulting, worldwide container trade has grown at an average annual rate of more than 8% for over 30 years. After declining in 2009, for the first time in over 30 years, container trade grew by approximately 13% in 2010 and by a further 7% in 2011. Harrison Consulting believes that worldwide containerized trade should continue to grow at close to historical levels in the future.

●
Limited Supply of Existing Containers.  Following the almost complete cessation of container production in 2009, continued low levels of ordering by capital-constrained shipping lines in 2010 coincided with rapid trade growth to create an acute shortage of containers. This was to some extent alleviated by higher production volume in 2011, but the supply of containers remained tight. As a result of this, according to Harrison Consulting, utilization rates for the container leasing companies quickly recovered from the 2009 downturn and have remained at historically high levels of over 98% since early 2010 for most of our peer companies.

●
Significant Use of Leased Equipment.  Approximately 45% of the global container fleet of over 31 million TEUs is owned or managed by container leasing companies according to Harrison Consulting. We believe that there was an increased reliance on operating lessors in 2010 and 2011 as our customers sought alternative sources of capital as well as the operational flexibility of leasing.

Our Assets

Our fleet of equipment consists of three types of container assets: refrigerated containers, dry freight containers and generator sets. These assets are either owned or managed by us on behalf of other third party owners. We lease our equipment to a diversified customer base of the world’s leading shipping lines. As of December 31, 2011, we operated 594,071 containers and generator sets, representing 933,499 TEUs of containers and generator sets. As of December 31, 2011, the average age of our owned container fleet is 4.4 years.

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

Our containers are either owned by us or owned by third-parties and managed by us. The tables below summarize the composition of our fleet by unit and TEU as of December 31, 2011:

Equipment Fleet by Units

	Refrigerated	Dry	Gensets	Total
Operating Leases	37,645	106,348	2,607	146,600
Direct Finance Leases	20,970	255,076	2,576	278,622
Total Owned	58,615	361,424	5,183	425,222
Managed	26,894	140,576	1,379	168,849
Total Fleet	85,509	502,000	6,562	594,071

Equipment Fleet by TEUs

	Refrigerated	Dry	Gensets	Total
Operating Leases	69,246	165,294	2,607	237,147
Direct Finance Leases	40,376	394,921	2,576	437,873
Total Owned	109,622	560,215	5,183	675,020
Managed	50,525	206,575	1,379	258,479
Total Fleet	160,147	766,790	6,562	933,499

The table below summarizes the composition of our owned fleet by net book value as of December 31, 2011:

Container Fleet by Net Book Value

	Refrigerated	Dry	Gensets	Total
Operating Leases	$418,655	$317,664	$12,626	$748,945
Direct Finance Leases	240,130	385,106	14,012	639,248
Total Fleet	$658,785	$702,770	$26,638	$1,388,193

Lease Overview

We focus on leasing our containers on long-term leases. Substantially all of our new equipment is initially leased for terms of five to eight years and approximately 87.7% of our owned assets were on long-term and direct finance leases as measured by net book value. Approximately 3.7% of our assets as measured by net book value are leased on a short-term basis to satisfy customers’ peak or seasonal requirements, generally at higher rates than under long-term leases to reflect the added flexibility that short-term leases provide to our customers. As of December 31, 2011, the average remaining duration of the leases on our owned containers was 3.7 years, and our existing leases provided for total contractual cash flow of approximately $1.2 billion (assuming early terminations only for which there are no penalties and no renewals).

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

Frequently, a lessee will retain long-term leased equipment well beyond the initial lease term. In these cases, long-term leases will be renewed at the then prevailing market rate, for one to five- year periods or as a direct finance lease. Over the last three years, our renewal rate averaged 87% of total units.

We believe that our fleet of reefers as well as our portfolio of long-term and direct finance leases has enabled us to maintain high and consistent historical utilization rates.  The average utilization rates for our total fleet as measured in units are as follows:

Average Utilization (Units)

	Q1	Q2	Q3	Q4	Year
2011	98.5%	98.6%	98.2%	98.1%	98.3%
2010	97.2%	98.2%	98.2%	98.1%	97.9%
2009	97.5%	96.7%	95.6%	96.3%	96.5%

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

Depots.  We have relationships with 200 depot facilities and operate in all major containerized transportation markets throughout the world.  Depots are facilities owned by third parties at which containers and other items of transportation equipment are stored, maintained and repaired.  We utilize independent agents/depots to handle and inspect containers delivered to, or returned by lessees, as well as to store containers that are not leased and to perform maintenance and repairs.

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

The selling price of a container will depend upon, among other factors, its mechanical or economic obsolescence, its physical condition and its location. While there have been some changes in standards (like height and weight), there have been no major technological advances in the history of dry freight containerization that have made active dry freight equipment obsolete.

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

Competition

We are one of the world’s largest container lessors and have a significant investment in reefers.  According to Harrison Consulting, as of December 31, 2011, we had approximately 23% of the lessor-owned refrigerated container fleet based on TEUs and our share of the total lessor-owned container fleet was approximately 8% based on replacement cost.  We compete with several other major container leasing companies, many smaller leasing companies, manufacturers of container equipment, financial institutions such as banks, promoters of container ownership and leasing as a tax shelter investment, shipping lines, which sometimes lease their excess container stock, and suppliers of alternative types of equipment for freight transport. The top five container leasing companies control approximately 64% of the total equipment held by all container leasing companies based on TEUs. It is common for the shipping lines to utilize several leasing companies to meet their container needs.

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

Net Write-Offs as a Percentage of Net Billings

2007	2008	2009	2010	2011
0.59%	0.86%	0.79%	0.00%	0.00%

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

Customer Concentration

Revenue from our ten largest customers represented 65% of revenue for the year ended December 31, 2011.  Although each individual lease covers a distinct group of containers and no single lease with any customer contributed more than 5% of our revenue, the aggregate revenue from CMA-CGM, CSAV, and Mediterranean Shipping accounted for approximately 15%, 14% and 11%, respectively, of our revenue for the year ended December 31, 2011.

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

Employees

As of December 31, 2011, we employed 75 people, in seven offices worldwide.  We believe that our relations with our employees are good.  We are not a party to any collective bargaining agreements.

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

The most recent global recession, which began in 2008 and continued through 2009, demonstrated the negative impact that an economic downturn can have on our business. As a result of that downturn, container trade decreased by approximately 7% during the year ended December 31, 2009.  This led to reduced demand for containers, lower utilization and lease rates and adversely affected our results of operations. Although the containerized trade market recovered in 2010, we cannot predict whether, or when, any future economic downturns will occur. If there were an economic downturn and demand were to decrease, our financial performance might be adversely affected, and the impact to our financial results could be significant.

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

A significant portion of our revenue is derived from a relatively small number of customers. We earned approximately 65%, 64% and 61% of revenues from our top ten customers for the years ended December 31, 2011, 2010 and 2009, respectively.  Although each individual lease covers a distinct group of containers and no single lease with any customer contributed more than 5% of our revenue, the aggregate revenue from CMA-CGM, CSAV, and Mediterranean Shipping accounted for approximately 15%, 14% and 11%, respectively, of our revenue for the year ended December 31, 2011.  Our operating results in the foreseeable future will continue to depend on our ability to enter into agreements with these customers.  The loss of, or a significant reduction in revenue from, any of our key customers, or a default by any key customers on its obligations under any contract with us, or the restructuring of lease agreements due to economic circumstances facing our customers would significantly reduce our revenue and adversely affect our business.

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

Most of these factors are outside of our control.  Operating leases, under which we derived 62% of our revenue for the year ended December 31, 2011, are subject to greater residual risk than direct finance leases because we own the containers at the expiration of an operating lease term. If the residual value of our assets during any period proves lower than anticipated, our operating results may be adversely affected. Furthermore, we base our decision to invest in new containers in part on our expectations of our ability to sell or re-lease existing assets. To the extent we fail to anticipate the degree to which we need to replace existing assets, we may not have sufficient assets to meet demand and would therefore forgo revenues.

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

We have no control over third party contractors engaged by our lessees to perform maintenance and repair services on our containers.

Leases of containers require the lessee to maintain such containers in accordance with specified repair and maintenance standards and to return such containers in conformity with such specified standards at the expiration or earlier termination of such lease. Many lessees utilize third party contractors to perform any repairs that are necessary to service and return such containers to conformity with such maintenance standards. Failure by such third party servicers to properly repair, service or use proper components, materials or refrigerants could cause the containers to fail to satisfy industry safety and/or operational standards, which could cause injury, which if not adequately covered by our existing insurance policies, could adversely affect our results of operations.

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

As of February 24, 2012, the Initial Shareholder, an entity primarily owned by certain private equity funds managed by an affiliate of Fortress, beneficially owns approximately 42.0% of our common shares. As a result, the Initial Shareholder may be able to control voting over corporate matters and transactions, including: the election of directors; amalgamations, consolidations or acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our memorandum of association and our bye-laws, and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders. The interests of the Initial Shareholder may not always coincide with our interests or the interests of our other shareholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of us. Also, the Initial Shareholder may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders. As a result, the market price of our common shares could decline or shareholders might not receive a premium over the then-current market price of our common shares upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in a company with significant shareholders.

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

As of February 24, 2012, there were 20,288,359 common shares issued and outstanding.  All of our issued and outstanding common shares will be freely transferable, except for approximately 45.6% of our issued and outstanding common shares held by the Initial Shareholder and members of our management, directors and employees, which can be resold into the public markets in the future in accordance with the requirements of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).

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

As of February 24, 2012, we will have an aggregate of 379,022,188 common shares authorized but unissued and not reserved for issuance under our incentive plans. We may issue all of these common shares without any action or approval by our shareholders, subject to certain exceptions. We also intend to continue to actively pursue acquisitions of containers and container businesses and may issue common shares in connection with these acquisitions. Any common shares issued in connection with our incentive plans, our acquisitions, the exercise of outstanding share options or otherwise would dilute the percentage ownership held by current investors.

We may not be able to pay or maintain dividends at their current level and the failure to pay or maintain dividends may adversely affect our share price.

Our ability to maintain dividends at current levels will depend on, among other things, our cash flows, our cash requirements, our financial condition, cash available under our existing credit facilities, contractual restrictions binding on us, legal restrictions on the payment of dividends, including a statutory dividend test and other limitations under Bermuda law, and other factors that our board of directors may deem relevant. Because we intend to use funds available under our existing credit facilities from time to time as an efficient source to pay a portion of any future dividends, our ability to pay dividends will depend, in part, on our ability to maintain credit facilities or other external sources of financing with favorable terms. In addition, our loan agreements contain certain restrictions on our ability to make dividend payments if an event of default under a loan agreement has occurred and is continuing, or would result therefrom, or upon the occurrence of specified amortization events. There can be no assurance that we will generate sufficient cash from continuing operations or external sources of financing in the future, or have sufficient surplus or net profits, as the case may be, under the laws of Bermuda or jurisdictions where our subsidiaries are located, to pay dividends on our common shares. Our dividend policy is based upon our directors’ current assessment of our business and the environment in which we operate and that assessment could change based on a number of factors, including competitive developments (which could, for example, increase our need for capital expenditures), market conditions or new growth opportunities. Our board of directors may, in its discretion, amend or repeal this dividend policy to decrease the level of dividends or entirely discontinue the payment of dividends. The reduction or elimination of declaring and paying dividends may negatively affect the market price of our common shares.

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

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). If we do not maintain compliance with the Sarbanes-Oxley Act, or if we or our auditors discover a material weakness in our internal controls over financial reporting, our share price could decline, our reputation could be significantly harmed and our ability to raise capital could be impaired.

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

ITEM 4.  MINE SAFETY DISCLOSURES

NONE

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are listed for trading on the New York Stock Exchange under the symbol “BOX”. As of February 21, 2012, there were approximately 128 record holders.

The following table sets forth the quarterly high and low prices of our common shares on the New York Stock Exchange for the periods indicated since our initial public offering:

	High	Low
Year Ended December 31, 2011:
First Quarter	16.22	13.38
Second Quarter	17.99	15.04
Third Quarter	17.46	10.75
Fourth Quarter	15.54	12.03
Year Ended December 31, 2010:
Fourth Quarter (from October 28, 2010)	14.37	11.00

Performance Graph

The following graph illustrates the cumulative total return to holders of our common shares relative to the cumulative total returns of the Russell 2000 Index and a customized peer group for the period from October 28, 2010 (the date our common shares began trading) to December 31, 2011. The peer group consists of three companies as follows:  Textainer Group Holdings Limited (NYSE: TGH), TAL International Group Inc (NYSE: TAL), and CAI International Inc (NYSE: CAP).  The graph assumes the investment of $100 as of October 28, 2010 and the reinvestment of all dividends.

180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
10/28/10
12/31/10
3/31/11
6/30/11
9/30/11
12/31/11
SeaCube Container Leasing Ltd
Russell 2000 Index
Peer Group

Company/Index	Base Period 10/28/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011

SeaCube Container Leasing Ltd	100.00	129.66	147.64	160.62	114.90	145.31
Russell 2000 Index	100.00	112.05	120.95	119.01	92.99	107.38
Peer Group	100.00	116.33	147.99	129.14	87.88	116.60

Dividends

We declared the following dividends during the years ended December 31, 2011 and 2010 on our issued and outstanding common shares:

Declaration Date	Record Date	Payment Date	Aggregate Payment	Per Share Payment

April 22, 2010	April 22, 2010	May 28, 2010	$ 2.8 million	$0.175
November 11, 2010	January 3, 2011	January 18, 2011	$ 4.0 million	$0.200
March 9, 2011	April 8, 2011	April 15, 2011	$ 4.4 million	$0.220
May 10, 2011	July 8, 2011	July 15, 2011	$ 4.4 million	$0.220
August 9, 2011	October 7, 2011	October 14, 2011	$ 4.8 million	$0.240
November 8, 2011	December 8, 2011	December 15, 2011	$ 4.8 million	$0.240

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item is incorporated herein by reference from our Proxy Statement to be issued in connection with the Annual Meeting of Shareholders to be held on May 23, 2012 (the “2012 Proxy Statement”), which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2011.

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

	Year Ended December 31,
	(amounts in thousands, except for per share data and container units)
	2011	2010	2009	2008	2007
Consolidated Statements of Operations Data:
Total revenues	$169,479	$137,249	$141,873	$238,819	$208,907
Direct operating expenses	5,987	6,139	9,073	13,780	9,133
Selling, general and administrative expenses	23,441	21,853	21,983	26,215	26,339
Depreciation expenses	45,800	35,341	37,769	79,491	75,179
Provision for doubtful accounts	388	(1,693)	4,678	1,468	1,256
Interest expense	54,638	44,522	51,922	81,114	63,353
Loss on terminations and modification of derivative instruments(1)	—	—	37,922	—	—
Gain on 2009 Sale(1)	—	—	15,583	—	—
Loss on retirement of debt(1)	—	—	1,330	413	—
Provision (benefit) for income taxes	(691)	796	248	—	—
Net income (loss)	$39,436	$29,620	$(15,004)	$30,036	$30,766
Net income (loss) per share of common stock:
Basic and diluted	$1.96	$1.75	$(0.94)	$1.88	$1.92
Common shares used in computing net income (loss) per common share basic and diluted	20,143	16,842	16,000	16,000	16,000

Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$15,006	$17,868	$8,014	$30,567	$11,146
Restricted cash	29,649	17,132	22,060	30,056	36,459
Net investment in direct finance leases	639,248	516,158	555,990	582,320	604,303
Leasing equipment, net of accumulated depreciation	748,945	476,566	360,847	863,730	1,003,183
Total assets	1,525,302	1,098,227	1,097,229	1,581,386	1,738,322
Deferred income taxes	1,532	3,406	120	38	38
Debt, current	161,171	130,095	131,270	506,777	247,199
Debt, long-term	1,039,274	664,107	666,994	709,437	1,121,573
Total liabilities	1,306,173	908,921	862,875	1,327,783	1,457,547
Total shareholders’ equity/members’ interest	$219,129	$189,306	$234,354	$253,603	$280,775

Other Operating Data:
Distribution to Initial Shareholder	$—	$—	$60,000	$—	$—
Dividends	18,550	6,804	—	—	—
Contribution from Initial Shareholder	—	—	—	—	50,000
Non-cash distribution to Initial Shareholder	$—	$96,874	$—	$—	$—

Consolidated Statement of Cash Flows Data:
Cash flows provided by operating activities	$93,462	$76,743	$50,966	$127,392	$96,667
Capital expenditures	$574,314	$191,043	$55,304	$108,472	$326,793

Selected Fleet Data:
Average container units(2)	535,328	515,671	550,560	599,831	632,714
Average utilization(3)	98.3%	97.9%	96.5%	98.2%	97.3%

(1)	Refer to the 2009 Sale described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
(2)	Includes our operating fleet (which comprises our owned and managed fleet), the fleet of Interpool Limited for all periods presented and units under finance leases.
(3)	Utilization excludes assets held for sale and new units at the factory.

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

Overview

SeaCube Container Leasing Ltd (“SeaCube” or “the Company”) is one of the world’s largest container leasing companies based on total assets.  Containers are the primary means by which products are shipped internationally because they facilitate efficient movement of goods via multiple transportation modes including ships, rail and trucks.  The principal activities of our business include the acquisition, leasing, re-leasing and subsequent sale of refrigerated and dry containers and generator sets.  The Company leases our containers primarily under long-term contracts to a diverse group of the world’s leading shipping lines.  As of December 31, 2011, we employ 75 people in seven offices worldwide and have total assets of $1.5 billion.

As of December 31, 2011, we own or manage a fleet of 594,071 units, representing 933,499 TEUs of containers and generator sets.  For the year ended December 31, 2011, our average utilization was 98.3% (1), as measured in units.  We plan to grow our business by maximizing the profitability of our existing fleet and making additional investments in new containers.

The tables below summarize the composition of our fleet by unit and TEU as of December 31, 2011:

Equipment Fleet by Units

	Refrigerated	Dry	Gensets	Total
Operating Leases	37,645	106,348	2,607	146,600
Direct Finance Leases	20,970	255,076	2,576	278,622
Total Owned	58,615	361,424	5,183	425,222
Managed	26,894	140,576	1,379	168,849
Total Fleet	85,509	502,000	6,562	594,071

Equipment Fleet by TEUs

	Refrigerated	Dry	Gensets	Total
Operating Leases	69,246	165,294	2,607	237,147
Direct Finance Leases	40,376	394,921	2,576	437,873
Total Owned	109,622	560,215	5,183	675,020
Managed	50,525	206,575	1,379	258,479
Total Fleet	160,147	766,790	6,562	933,499

The table below summarizes the composition of our owned fleet by net book value as of December 31, 2011:

Container Fleet by Net Book Value

	Refrigerated	Dry	Gensets	Total
Operating Leases	$418,655	$317,664	$12,626	$748,945
Direct Finance Leases	240,130	385,106	14,012	639,248
Total Fleet	$658,785	$702,770	$26,638	$1,388,193

(1)	Utilization excludes assets held for sale and new units at the factory.

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

Results of Operations

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

	Year ended	Year ended
	December 31, 2011	December 31, 2010	$ Change	% Change
	(dollars in thousands)
Equipment leasing revenue	$104,869	$73,404	$31,465	43%
Finance revenue	54,337	51,627	2,710	5%
Other revenue	10,273	12,218	(1,945)	-16%
Total revenues	169,479	137,249	32,230	23%

Revenue

Total revenue was $169.5 million for the year ended December 31, 2011 compared to $137.2 million for the year ended December 31, 2010, an increase of $32.2 million or 23%.

Equipment leasing revenue was $104.9 million for the year ended December 31, 2011 compared to $73.4 million for the year ended December 31, 2010, an increase of $31.5 million or 43%.  The increase was the result of an increase to the average on-hire fleet by approximately 41,700 units.

Finance revenue was $54.3 million for the year ended December 31, 2011 compared to $51.6 million for the year ended December 31, 2010, an increase of $2.7 million or 5%.  The increase was the result of new investments that were made in excess of the amortization of the current lease portfolio.

Other revenue, which includes management fee revenues and re-billable costs to our lessees, was $10.3 million for the year ended December 31, 2011 compared to $12.2 million for the year ended December 31, 2010, a decrease of $1.9 million or 16%. This decrease was due to lower management fee revenues of $1.9 million.

	Year ended	Year ended
	December 31, 2011	December 31, 2010	$ Change	% Change
	(dollars in thousands)
Direct operating expenses	5,987	6,139	(152)	-2%
Selling, general and administrative expenses	23,441	21,853	1,588	7%
Depreciation expenses	45,800	35,341	10,459	30%
Provision for doubtful accounts	388	(1,693)	2,081	*
Impairment of leasing equipment held for sale	1,289	1,343	(54)	-4%
Total	76,905	62,983	13,922	22%

*	Not meaningful.

Direct Operating Expenses

Direct operating expenses were $6.0 million for the year ended December 31, 2011 compared to $6.1 million for the year ended December 31, 2010, a decrease of $0.2 million or 2%.  Our storage fees continue to be relatively low, which is attributable to higher utilization (and thus fewer units stored).  Overall, our lower storage and repair costs were partially offset by higher costs associated with recovering units and higher positioning expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $23.4 million for the year ended December 31, 2011, compared to $21.9 million for the year ended December 31, 2010, an increase of $1.6 million or 7%.  The increase was primarily due to incremental costs associated with being a publicly traded company for the full year of 2011.

Depreciation Expenses

Depreciation of leasing equipment was $45.8 million for the year ended December 31, 2011 compared to $35.3 million for the year ended December 31, 2010, an increase of $10.5 million or 30%. Depreciation on new additions net of disposals and sales accounted for $10.8 million of the increase, which was offset by a decrease of $0.3 million due to equipment reaching the end of their depreciable lives.

Provision for Doubtful Accounts

Provision for doubtful accounts was $0.4 million for the year ended December 31, 2011 compared to $(1.7) million for year ended December 31, 2010.  We continued to have a strong credit and collections experience, which was due to the improved credit quality of our customer base along with our comprehensive credit underwriting and monitoring.  In the prior year, we lowered our reserve as the credit quality of our customer base improved.

Impairment of Leasing Equipment Held for Sale

We recorded an impairment of leasing equipment held for sale of $1.3 million for both the year ended December 31, 2011 and the year ended December 31, 2010.  We evaluate the recovery of our containers and gensets designated for sale and record a loss if the ultimate sales value is expected to be below the current carrying cost.  The evaluation of the expected ultimate sales price is performed on a quarterly basis.  The majority of our impairments occur at the conclusion of an operating lease when our equipment is older and has incurred a certain amount of damage that the lessee is responsible for.  The decision to sell the container is based upon a discounted cash flow model which includes rebillable costs.  These rebillable costs are recorded as other revenues and are not recorded as a reduction in the impairment of leasing equipment held for sale.

	Year ended	Year ended
	December 31, 2011	December 31, 2010	$ Change	% Change
	(dollars in thousands)
Interest expense	54,638	44,522	10,116	23%
Interest income	(309)	(1,055)	746	-71%
Other expenses (income), net	(500)	383	(883)	*
Total	53,829	43,850	9,979	23%

*	Not meaningful.

Interest Expense

Interest expense was $54.6 million for the year ended December 31, 2011, compared to $44.5 million for the year ended December 31, 2010, an increase of $10.1 million or 23%.  Our weighted average debt balance for the year ended December 31, 2011 increased by $211.0 million due to our investment in new containers, resulting in an increase of approximately $10 million to interest cost.  In addition, in May and November of 2010, we increased our available credit under the CLIF IV and Revolving Credit Facilities, respectively, which resulted in higher commitment fees of $0.3 million in the current period.  There was also a decrease in non-cash interest expense in the current period, including lower amortization of terminated derivatives of $2.1 million, which was partially offset by an increase in amortization of deferred financing fees of $1.4 million and a decrease in gains recognized directly into income for ineffective derivatives of $0.1 million.

Interest Income

Interest income was $0.3 million for the year ended December 31, 2011, compared to $1.1 million for the year ended December 31, 2010, a decrease of $0.7 million.  The decrease is primarily attributable to the decrease in the interest received from the $94.8 million promissory note from the Initial Shareholder to CLI.  In March 2010, SeaCube Operating Company Ltd assumed the obligation of the Initial Shareholder, which was treated as a non-cash equity distribution to the Initial Shareholder.

Other Expense (Income), Net

Other expense (income), net, was $(0.5) million for the year ended December 31, 2011 compared to $0.4 million for the year ended December 31, 2010.  In the prior year, we received default insurance proceeds of $1.7 million.  There were no proceeds from default insurance in the current year.  In addition, the year ended December 31, 2011 included gains on the sale of leasing equipment of $0.7 million versus losses of $1.9 million for the year ended December 31, 2010.

	Year ended	Year ended
	December 31, 2011	December 31, 2010	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	(691)	796	(1,487)	*

*	Not meaningful.

Provision (benefit) for Income Taxes

Provision (benefit) for income taxes was $(0.7) million for the year ended December 31, 2011 and $0.8 million for the year ended December 31, 2010.  The change in the effective tax rate is primarily attributable to its lower or nontaxed foreign sourced income.  In addition, the year ended December 31, 2011 contains deferred tax benefits resulting from net operating losses from US sources.

	Year ended	Year ended
	December 31, 2011	December 31, 2010	$ Change	% Change
	(dollars in thousands)
Net income	$39,436	$29,620	$9,816	33%
Adjusted net income**	$44,128	$34,708	$9,420	27%

**
Adjusted net income is a measure of financial and operational performance that is not defined by U.S. GAAP.  See “Non-GAAP Measure” for the discussion of adjusted net income as a non-GAAP measure and the reconciliation of it to net income (loss).

Net Income

Net income was $39.4 million for the year ended December 31, 2011 as compared to $29.6 million for the year ended December 31, 2010.  The increase in net income was attributable to the items above.

Adjusted Net Income

Adjusted net income was $44.1 million for the year ended December 31, 2011 compared to $34.7 million for the year ended December 31, 2010, an increase of $9.4 million or 27%.  In addition to the changes in net income noted above, the adjustment includes lower non-cash interest expense of $0.4 million in the current year.

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

Finance revenue was $51.6 million for the year ended December 31, 2010 compared to $54.2 million for the year ended December 31, 2009, a decrease of $2.6 million or 5%.  During 2010, amortization of the Company’s current lease portfolio exceeded new investments resulting in lower finance revenue of $2.1 million.  Additionally, the Company took back approximately 4,600 units representing $0.5 million of finance revenue.  The majority of these units have been re-leased.

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

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily from the following sources:

●
Revenues including operating lease revenues, total finance lease collections, billings to lessors for repairs and maintenance, and asset management fees. Cash flows from operating activities including the principal collections on finance leases were $194.3 million, $178.8 million and $161.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

●	Lines of credit and other secured borrowings, under which $1,200.4 million was outstanding and $165 million was available for borrowing as of December 31, 2011.

●	Sales of our older leasing equipment, which was $19.1 million, $15.6 million and $14.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Liquidity Needs to Acquire Equipment to be Leased

The acquisition of leasing assets fuels our growth. As a result, we expect to invest substantial funds to acquire containers and gensets, although there can be no assurances as to the timing and amount of such acquisitions. Since 2010, we invested an average of approximately $395 million per year in containers and gensets.  Going forward, provided there is sufficient demand, production capacity, appropriate pricing and available financing, we intend to invest in containers at a level that is at least consistent with our historical investment activity. As of February 22, 2012, SeaCube has committed to purchase approximately $80.8 million of equipment for delivery through April 2012.  Of this amount, approximately $70.7 million, or 88%, has been committed to long-term leases.

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

Cash Flow

Cash Flow Information for the Years Ended December 31, 2011, 2010 and 2009

The following table sets forth certain historical cash flow information for the years ended December 31, 2011, 2010 and 2009.

Cash Flows:	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(dollars in thousands)
Net cash provided by operating activities	$93,462	$76,743	$50,966
Net cash provided by (used in) investing activities	(467,119)	(82,353)	443,058
Net cash provided by (used in) financing activities	370,931	15,446	(516,541)
Effect of changes in exchange rates on cash and cash equivalents	(136)	18	(36)
Net increase (decrease) in cash and cash equivalents	$(2,862)	$9,854	$(22,553)

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

Net cash provided by operating activities was $93.5 million and $76.7 million for the years ended December 31, 2011 and 2010, respectively, a $16.7 million increase. The increase in operating cash flow was primarily the result of increased profitability.

Net cash provided by (used in) investing activities was $(467.1) million and $(82.4) million for the year ended December 31, 2011 and 2010, respectively, a $384.8 million decrease to cash flow.  The primary driver of the decrease is our increased investment in direct finance leases and purchases of leased equipment in the current year period of $383.3 million, which reflects the strong market demand for containers.  In addition, our restricted cash balances increased by $12.5 million for the year ended December 31, 2011 versus a decrease of $4.9 million for the year ended December 31, 2010.  The principal reason for the increase in the current year is the advanced funding requirements in accordance with the terms of the Series 2011-1 and 2011-2 Fixed Rate Secured Notes.  Finally, there was $13.7 million of lower cash uses related to the Shareholder Note in the current year.  In 2010, there was an advance of approximately $8 million on the shareholder note as well as higher interest accrued due to a larger outstanding balance.

Net cash provided by (used in) financing activities was $370.9 million and $15.4 million for the year ended December 31, 2011 and 2010, respectively, a $355.5 million increase to cash flow.  During the current period, the proceeds of long-term debt (net of payments) increased by $410.3 million versus the prior period as a result of our increased investment in direct finance leases and leasing equipment.  In conjunction with the closing of additional borrowings in 2011, our debt issuance costs increased by $6.9 million. Also, upon the repayment of the outstanding borrowings under CLIF IV, we paid $0.7 million, which represented the fair value of the interest rate derivative on these borrowings.  Dividends paid during the year ended December 31, 2011 were $22.6 million compared with $2.8 million during the year ended December 31, 2010 and, in 2010, we had proceeds from our IPO of $27.3 million.

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

Contractual Obligations and Commitments

The following table summarizes our various contractual obligations in order of their maturity dates as of December 31, 2011.  For a discussion of certain financing activities and purchase commitments since December 31, 2011, which affect the amounts shown in the table below, see “—Liquidity and Capital Resources” above.

	As of	Maturity in Years
	December 31, 2011	Less than 1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
	(dollars in thousands)
Container Revolving Credit Facility	$79,000	$—	$—	$79,000	$—	$—	$—
Series 2006-1 Notes	290,128	62,170	62,171	62,170	62,170	41,447	—
CLI Funding III Credit Facility	245,153	52,499	47,634	73,996	24,695	20,358	25,971
CLI Funding IV Credit Facility	76,000	—	4,053	6,080	6,080	6,080	53,707
CLI Funding V Credit Facility	460,164	46,502	48,292	49,564	51,386	50,300	214,120
Unsecured Term Notes	50,000	—	—	—	—	50,000	—
Lease Asset Purchase Commitments	5,854	5,854	—	—	—	—	—
Interest Payments	212,082	56,188	47,308	36,202	28,167	17,558	26,659
Operating Leases	1,268	672	403	189	4	—	—
Total	$1,419,649	$223,885	$209,861	$307,201	$172,502	$185,743	$320,457

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

On November 3, 2010, CLI executed a $120 million revolving credit facility (with a $10 million letters of credit sublimit) (the “Container Revolving Credit Facility”), which replaced the previous revolving credit facility. All amounts borrowed under the previous credit agreement were repaid in full. Proceeds of loans under the Container Revolving Credit Facility are available to be used for working capital and general corporate purposes.  The commitments of the lenders are for three (3) years, with a maturity date of November 3, 2013, and may be extended for an additional 364 days , subject to payment of an extension fee and satisfaction of certain other conditions.  The loans bear interest, at CLI's option, at the rate per annum equal to either (i) the greater of (a) the prime lending rate, plus 2% and (b) the Federal Funds Effective Rate plus 1/2 of 1% plus 2% or (ii) the LIBOR rate determined for the applicable interest period, plus 3%.

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

CLI pledged certain assets for the benefit of the secured parties as collateral security for the payment and performance of obligations under the facility and other loan documents and under the guaranty. The pledged assets included, among other things, marine and intermodal containers, gensets and equity interests in certain subsidiaries and all proceeds of any and all of the foregoing.  As of December 31, 2011 and 2010, the outstanding balance was $79.0 million and $20.0 million, respectively.  The weighted-average interest rate for the years ended December 31, 2011 and 2010 was 3.39% and 4.28% excluding unused fees and the amortization of up-front costs, respectively.

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

The outstanding balance of the Series 2006-2 Notes and $48.0 million of the Series 2006-1 Notes were repaid in conjunction with the 2009 Sale on January 20, 2009.  At December 31, 2011 and 2010, the amount outstanding under this facility was $290.1 million and $352.3 million, respectively. The weighted-average interest rate for the years ended December 31, 2011 and 2010 was 6.28% and 6.49%, respectively.

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

At December 31, 2011 and 2010, the amount outstanding under this facility was $245.2 million and $311.9 million, respectively. The weighted-average interest rate for the years ended December 31, 2011 and 2010 was 4.20% and 4.81%, respectively.

CLI Funding IV Credit Facility

On May 18, 2010, our indirect wholly owned subsidiary, CLI Funding IV LLC, a special purpose vehicle formed under the laws of Delaware, entered into a $200 million revolving loan credit agreement (the “CLI Funding IV Credit Facility”) to finance new container purchases in the future. The facility had a one year revolving period, which was to expire on May 17, 2011.  On May 9, 2011, CLI Funding IV Credit Facility was extended for 2 years, which included extending the revolving period to May 9, 2013.  After the revolving credit period expires, the facility converts to a 5 year amortizing term loan. Borrowings under the facility are limited to a maximum of 80% of the eligible equipment’s net book value, 80% of the net present value of eligible finance leases, plus 100% of the restricted cash accounts and borrowings under this facility bear interest at a rate equal to LIBOR plus a margin.

At December 31, 2011 and 2010, the amount outstanding under this facility was $76.0 million and $110.0 million, respectively.  The weighted-average interest rate for the year ended December 31, 2011 and 2010 was 3.43% and 4.12%, respectively.

CLI Funding V Credit Facility

On March 18, 2011, the Company, through its wholly owned subsidiary, CLI Funding V LLC ("CLIF V”) completed its offering of $230 million Series 2011-1 Fixed Rate Secured Notes ("Series 2011-1 Notes"). The Series 2011-1 Notes were issued with an annual interest rate of 4.5% and have a scheduled maturity date of March 18, 2021 with a legal final maturity date of March 18, 2026.

On November 3, 2011, CLIF V completed its offering of $250 million Series 2011-2 Fixed Rate Secured Notes ("Series 2011-2 Notes").  The Series 2011-2 Notes were issued with an interest rate of 4.94%, have a scheduled maturity date of November 18, 2021 and a legal final maturity date of October 18, 2026.

At December 31, 2011, the amount outstanding under this facility was $460.2 million.  The weighted-average interest rate for the year ended December 31, 2011 was 4.58%.

Unsecured Term Notes

On April 28, 2011, the Company closed on a $50 million Five Year Senior Unsecured Term Loan.  The loan has an interest rate of 11%, which is payable semi-annually beginning on July 1, 2011.  There are no required principal payments prior to maturity on April 28, 2016.

At December 31, 2011, the amount outstanding under this facility was $50.0 million.  The weighted-average interest rate for the year ended December 31, 2011 was 10.82%.

Covenants

Under the Company’s debt instruments, the Company is required to maintain certain financial covenants (as defined in each agreement).  The primary financial covenants to which the Company is subject to are as follows:

●	Minimum Consolidated Tangible Net Worth (“TNW”).
●	Maximum consolidated indebtedness ratio to EBITDA

At December 31, 2011, the Company was in compliance with all covenants.

Commitments

Container Purchase Commitments

The container purchase commitments are related to purchase orders we place for containers, both refrigerated and dry, and complementary equipment in the normal course of business. We do not bear the risks and rewards of ownership and therefore have not recorded an asset or a liability related to these commitments. We also had obligations to purchase containers of $5.9 million at December 31, 2011. As of February 22, 2012, SeaCube has committed to purchase approximately $80.8 million of equipment for delivery through April 2012.  Of this amount, approximately $70.7 million, or 88%, has been committed to long-term leases.

Operating Leases

We are a party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2015. Minimum rent payments under our material leases were $1.3 million as of December 31, 2011.

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

The following table shows the reconciliation of net income (loss), the most directly comparable U.S. GAAP measure to adjusted net income:

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$39,436	$29,620	$(15,004)
Non-cash interest expense, net of tax	4,692	5,088	8,366
Loss on retirement of debt, net of tax	—	—	1,317
Loss on terminations and modifications of derivative instruments	—	—	37,922
Gain on 2009 Sale, net of tax	—	—	(15,427)
Adjusted net income	$44,128	$34,708	$17,174

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

We performed our impairment assessment of goodwill using consistent methodologies and concluded that fair value substantially exceeded carrying value and no impairment existed for the years ended December 31, 2011, 2010 and 2009.

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

New Accounting Pronouncements

Adopted in 2011

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements (“ASU 2009-13”), which amends ASC 605-25, Revenue Recognition—Multiple Element Arrangements, to require the use of management’s best estimate of selling price for individual elements of an arrangement when vendor-specific objective evidence or third-party evidence is unavailable. Additionally, it eliminates the residual method of revenue recognition in accounting for multiple deliverable arrangements and significantly expands the disclosures required for multiple deliverable arrangements. The revised guidance provides entities with the option of adopting the revisions retrospectively for all periods presented or prospectively for all revenue arrangements entered into or materially modified after the date of adoption. The Company has applied ASU 2009-13 prospectively for revenue arrangements entered into or materially modified in beginning on or after January 1, 2011. The adoption of ASU 2009-13 had no impact on the Company’s Consolidated Financial Statements.

Pending Adoption

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity.  The Company may either present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company will present the components of net income and other comprehensive income in two separate but consecutive statements beginning January 1, 2012.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2011.

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

Interest Rate Risk

We have long-term debt obligations that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. We have entered into interest rate swap agreements to mitigate the impact of changes in interest rates that may result from fluctuations in the variable rates of interest accrued by our long-term debt obligations. Based on the debt obligation payable as of December 31, 2011, we estimate that cash flows from interest expense relating to variable rate debt and the relevant interest rate swap agreement would increase (decrease) by approximately $0.1 million on an annual basis in the event interest rates were to increase (decrease) by 10%.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our controls over financial reporting as of December 31, 2011. Ernst & Young LLP has issued their report which is included below.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
SeaCube Container Leasing Ltd.

We have audited SeaCube Container Leasing Ltd.’s  internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SeaCube Container Leasing Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, SeaCube Container Leasing Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SeaCube Container Leasing Ltd. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 of SeaCube Container Leasing Ltd. and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
March 2, 2012

Item 9B.  Other Information

None

PART III

ITEM 10.  Director, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the sections captioned “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2011.

ITEM 11.  Executive Compensation

The information required by this Item is incorporated herein by reference from the section captioned “Executive Compensation” in the 2012 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2011.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the section captioned “Security Ownership of Management and Certain Beneficial Owners” in the 2012 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2011.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the section captioned “Certain Relationships and Related Transactions” in the 2012 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2011.

ITEM 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from the section captioned “Fees Paid to Independent Registered Accounting Firm” in the 2012 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2011.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(A)	1.	Consolidated Financial Statements

The following financial statements are included pursuant to Item 8 of this report:

(A)	2.	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2011, 2010 and 2009	F-34

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
4.2
Shareholders Agreement by and between SeaCube Container Leasing Ltd. and Seacastle Operating Company Ltd. (incorporated by reference to Exhibit 4.2 of the SeaCube’s Form 10-Q, filed with the SEC on November 12, 2010)

4.3
Indenture, dated as of March 18, 2011, between CLI Funding V LLC, as Issuer, and U.S Bank National Association, as Indenture Trustee and Securities Intermediary (incorporated by reference to Exhibit 4.3 of SeaCube’s Current Report on Form 8-K, filed with the SEC on November 3, 2011)

4.4
Series 2011-2 Supplement dated November 3, 2011 to Indenture, dated March 18, 2011 between CLI Funding V LLC (the “Issuer”) and U.S. Bank National Association (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 of SeaCube’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2011)

10.1
Form of SeaCube Container Leasing Ltd. 2010 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Amendment No. 3 to SeaCubes’s Registration Statement on Form S-1, filed with the SEC on June 4, 2010)

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
10.19
Restricted Share Exchange Agreement, dated as of April 23, 2010, by and among Seacastle Inc., SeaCube Container Leasing Ltd., Seacastle Operating Company Ltd., Container Leasing International,  LLC and Stephen P. Bishop (incorporated by reference to Exhibit 10.19 of Amendment No. 3 to SeaCubes’s Registration Statement on Form S-1, filed with the SEC on June 4, 2010)

10.20
Restricted Share Exchange Agreement, dated as of April 23, 2010, by and among Seacastle Inc., SeaCube Container Leasing Ltd., Seacastle Operating Company Ltd., Container Leasing International,  LLC and Lisa Leach (incorporated by reference to Exhibit 10.20 of Amendment No. 5 to SeaCubes’s Registration Statement on Form S-1, filed with the SEC on October 12, 2010)

10.21
Fourth Amended and Restated Revolving Credit Agreement, dated as of November 3, 2010, by and among Container Leasing International, LLC (d/b/a Carlisle Leasing International, LLC and/or Seacastle Container Leasing, LLC and/or SeaCube Containers, LLC), as the Borrower, Deutsche Bank Securities Inc., JP Morgan Securities, Inc. and Citigroup Global Markets, Inc. each as a Lead Arranger, Deutsche Bank Trust Company Americas, as the Administrative Agent and Lender, and the other Lenders referred to therein (incorporated by reference to Exhibit 10.1 of SeaCube’s Current Report on Form 8-K, filed with the SEC on November 9, 2010)

10.22
Term Loan Agreement, dated April 28, 2011 among SeaCube Container Leasing Ltd., as the Borrower, the guarantors named therein, as Guarantors, the lenders listed therein, Wells Fargo Bank N.A., as Administrative Agent and Apollo Investment Corporation, as Sole Lead Arranger. (incorporated by reference to Exhibit 10.1 of SeaCube’s Current Report on Form 8-K, filed with the SEC on April 29, 2011)

10.23
Omnibus Amendment 1, dated as of May 9, 2011 among CLI Funding IV LLC (the “Borrower”) Container Leasing International, LLC, as Manager or, in its respective capacity as guarantor, Wells Fargo Bank, National Association (the “Lender”) and Wells Fargo Securities, LLC (the “Administrative Agent”) (incorporated by reference to Exhibit 10.23 of SeaCube’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2011)

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

Date:   March 2, 2012

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

Name	Title	Date

/s/ Joseph Kwok	Chief Executive Officer
Joseph Kwok	(Principal Executive Officer)	March 2, 2012

/s/ Stephen P. Bishop	Chief Operating Officer and Chief
Stephen P. Bishop	Financial Officer (Principal Financial and	March 2, 2012
Accounting Officer)

/s/ Joseph P. Adams, Jr.	Chairman of the Board of Directors	March 2, 2012
Joseph P. Adams, Jr.

/s/ Jonathan G. Atkeson	Director	March 2, 2012
Jonathan G. Atkeson

/s/ Paul R. Goodwin	Director	March 2, 2012
Paul R. Goodwin

/s/ Douglas A. Hacker	Director	March 2, 2012
Douglas A. Hacker

/s/ Donald P. Hamm	Director	March 2, 2012
Donald P. Hamm

/s/ Martin Tuchman	Director	March 2, 2012
Martin Tuchman

INDEX OF FINANCIAL STATEMENTS

SeaCube Container Leasing Ltd.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
SeaCube Container Leasing Ltd.

We have audited the accompanying consolidated balance sheets of SeaCube Container Leasing Ltd. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)2.  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SeaCube Container Leasing Ltd. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SeaCube Container Leasing Ltd.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
March 2, 2012

SeaCube Container Leasing Ltd.
Consolidated Balance Sheets
(Amounts in thousands, except for share amounts)

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$15,006	$17,868
Restricted cash	29,649	17,132
Accounts receivable, net of allowance of $3,290 and $2,957, respectively	41,570	27,168
Net investment in direct finance leases	639,248	516,158
Leasing equipment, net of accumulated depreciation of $171,993 and $141,783, respectively	748,945	476,566
Goodwill	22,483	22,483
Shareholder note	8,498	8,247
Other assets	19,903	12,605
Total assets	$1,525,302	$1,098,227
Liabilities and shareholders’ equity
Liabilities:
Equipment purchases payable	$26,305	$39,379
Accrued expenses and other liabilities	37,097	24,068
Fair value of derivative instruments	38,750	45,496
Deferred income	2,044	2,370
Deferred income taxes	1,532	3,406
Debt:
Due within one year	161,171	130,095
Due after one year	1,039,274	664,107
Total debt	1,200,445	794,202
Total liabilities	1,306,173	908,921
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized	—	—
Common shares, $0.01 par value, 400,000,000 shares authorized; 20,163,359 shares issued and outstanding at December 31, 2011; 20,017,812 shares issued and outstanding at December 31, 2010	201	200
Additional paid in capital	218,879	217,789
Retained earnings	32,916	12,030
Accumulated other comprehensive loss	(32,867)	(40,713)
Total shareholders’ equity	219,129	189,306
Total liabilities and shareholders’ equity	$1,525,302	$1,098,227

See accompanying notes.

SeaCube Container Leasing Ltd.
Consolidated Statements of Operations
(Amounts in thousands, except for per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Equipment leasing revenue	$104,869	$73,404	$74,268
Finance revenue	54,337	51,627	54,198
Other revenue	10,273	12,218	13,407
Total revenues	169,479	137,249	141,873
Expenses:
Direct operating expenses	5,987	6,139	9,073
Selling, general and administrative expenses	23,441	21,853	21,983
Depreciation expenses	45,800	35,341	37,769
Provision for doubtful accounts	388	(1,693)	4,678
Impairment of leasing equipment held for sale	1,289	1,343	5,974
Interest expense, including non-cash interest of $4,610, $5,224 and $8,450, respectively	54,638	44,522	51,922
Interest income	(309)	(1,055)	(2,690)
Loss on terminations and modifications of derivative instruments	—	—	37,922
Gain on 2009 Sale	—	—	(15,583)
Loss on retirement of debt	—	—	1,330
Other expenses (income), net	(500)	383	4,251
Total expenses	130,734	106,833	156,629

Income (loss) before provision for income taxes	38,745	30,416	(14,756)
Provision (benefit) for income taxes	(691)	796	248
Net income (loss)	$39,436	$29,620	$(15,004)

Net income (loss) per common share
Basic and diluted net income (loss) per share	$1.96	$1.75	$(0.94)
Dividend per common shareholder	$0.92	$0.375	$—

See accompanying notes.

SeaCube Container Leasing Ltd.
Consolidated Statement of Changes in Shareholders’ Equity
For the Years Ended December 31, 2011, 2010, and 2009
(Amounts in thousands, except for share amounts)

	Preferred Shares		Common Shares		Additional	Retained	Accumulated Other	Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid in Capital	Earnings (Deficit)	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, December 31, 2008	—	—	16,000,000	160	289,826	61,418	(97,801)	253,603

Distributions to shareholder						(60,000)	—	(60,000)

Comprehensive income (loss):
Net loss						(15,004)	—	(15,004)
Other comprehensive income (loss):
Net derivative loss reclassified into earnings						—	9,978	9,978
Unrealized gain on derivative instruments, net of tax of $150						—	7,892	7,892
Loss on terminations and modifications of derivative instruments reclassified into earnings						—	37,922	37,922
Foreign currency translation						—	(37)	(37)
Comprehensive income								40,751
Balance, December 31, 2009	—	—	16,000,000	160	289,826	(13,586)	(42,046)	234,354

Issuance of common shares – initial public offering (net of offering expenses)			3,450,000	35	27,278			27,313
Issuance of common shares to directors and officers			567,812	5	(5)			—
Dividends					(2,800)	(4,004)		(6,804)
Non-cash distribution to Shareholder					(96,874)			(96,874)
Stock based compensation					364			364

Comprehensive income (loss):
Net income						29,620		29,620
Other comprehensive income (loss):
Net derivative loss reclassified into earnings							5,934	5,934
Unrealized loss on derivative instruments, net of tax of $450							(4,617)	(4,617)
Foreign currency translation							16	16
Comprehensive income								30,953
Balance, December 31, 2010	—	—	20,017,812	200	217,789	12,030	(40,713)	189,306

Issuance of common shares to directors and officers			145,547	1	(1)			—
Dividends						(18,550)		(18,550)
Stock based compensation					1,155			1,155
Other					(64)			(64)

Comprehensive income (loss):
Net income						39,436		39,436
Other comprehensive income (loss):
Net derivative loss reclassified into earnings							3,831	3,831
Unrealized gain on derivative instruments, net of tax of $80							4,151	4,151
Foreign currency translation							(136)	(136)
Comprehensive income								47,282
Balance, December 31, 2011	—	—	20,163,359	$201	$218,879	$32,916	$(32,867)	$219,129

See accompanying notes.

SeaCube Container Leasing Ltd.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$39,436	$29,620	$(15,004)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	48,407	36,533	38,989
Provision for doubtful accounts	388	(1,693)	4,678
(Gain) loss on sale of leasing equipment	(687)	1,954	4,822
Stock based compensation	1,155	364	—
Derivative loss reclassified into earnings	3,831	5,934	9,978
Ineffective portion of cash flow hedges	(1,840)	(1,974)	(2,840)
Loss on terminations and modification of derivative instruments	—	—	37,922
Gain on 2009 Sale	—	—	(15,583)
Impairment of leasing equipment held for sale	1,289	1,343	5,974
Loss on retirement of debt	—	—	1,330
Deferred income taxes	(686)	788	82
Changes in operating assets and liabilities:
Accounts receivable	(13,382)	1,510	(12,547)
Other assets	(1,156)	(49)	444
Accounts payable, accrued expenses and other liabilities	17,033	4,080	(8,786)
Deferred income	(326)	(1,667)	1,507
Net cash provided by operating activities	93,462	76,743	50,966
Cash flows from investing activities
Proceeds from sale of leasing equipment	19,082	15,634	14,761
Collections on net investment in direct finance leases, net of interest earned	100,881	102,086	110,528
(Increase) decrease in restricted cash	(12,517)	4,928	7,996
Purchase of leasing equipment	(337,503)	(128,708)	—
Investment in direct finance leases	(236,683)	(62,204)	(55,218)
Purchase of fixed assets	(128)	(131)	(86)
Net proceeds from 2009 Sale	—	—	454,193
Increase in Shareholder Note	(251)	(13,958)	(89,116)
Net cash provided by (used in) investing activities	(467,119)	(82,353)	443,058
Cash flows from financing activities
Proceeds from long-term debt	1,097,000	217,000	181,657
Repayments of long-term debt	(690,757)	(221,063)	(599,607)
Cash paid for debt issuance fees	(10,751)	(3,853)	(669)
Issuance of common shares in initial public offering, net	—	27,313	—
Distribution to shareholder	—	—	(60,000)
Dividends paid	(22,554)	(2,800)	—
Payments to terminate derivative instruments	(676)	—	(37,922)
Other financing activities	(1,331)	(1,151)	—
Net cash provided by (used in) financing activities	370,931	15,446	(516,541)
Effect of changes in exchange rates on cash and cash equivalents	(136)	18	(36)
Net increase (decrease) in cash and cash equivalents	(2,862)	9,854	(22,553)
Cash and cash equivalents, beginning of year	17,868	8,014	30,567
Cash and cash equivalents, end of year	$15,006	$17,868	$8,014
Supplemental disclosures of cash flow information
Cash paid for interest	$46,051	$38,507	$44,431
Cash paid for taxes	$191	$418	$—

See accompanying notes.

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

In March 2010, in preparation of our IPO, SeaCube and the Initial Shareholder formed SeaCube Container Holdings Ltd., SeaCube Container Investment LLC and SeaCube Operating Company Ltd. and entered into a series of intercompany transactions to finalize the separation of its container leasing business from the other businesses of Seacastle and to establish the appropriate organizational structure for SeaCube (the “Structure Formation”). Among other things, the formation of SeaCube Container Holdings Ltd. and SeaCube Container Investment LLC helped to simplify certain tax reporting obligations and eliminated the need for public shareholders to make certain additional tax elections that might otherwise need to be made when SeaCube formed a new subsidiary. After the Structure Formation, CLI was a wholly owned subsidiary of the Initial Shareholder on an indirect basis. Following the Structure Formation, SeaCube continued to conduct all of its operations through CLI and CLI’s operating subsidiaries. The Structure Formation did not change the taxation of SeaCube compared to the taxation reflected in its historical financial statements.

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

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

Estimated useful lives and residual values have been principally determined based on the Company’s historical disposal experience. The estimated useful lives and average residual values for the Company’s leasing equipment from the date of manufacture are as follows:

	Useful Lives (Years)	Average Residual Values (in Dollars)
Refrigerated containers	15.0	$1,696
Dry containers	12.5	1,164
Generator sets	12.0	960

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

There were no impairments of leasing assets for the years ended December 31, 2011, 2010 and 2009.

Leasing Assets Held for Sale

In accordance with the Property, Plant and Equipment Topic, leasing assets held for sale are stated at the lower of carrying value or fair value, less estimated costs to sell. Leasing assets held for sale are not depreciated and related deferred costs are not amortized. The majority of our impairments occur at the conclusion of an operating lease whereby our equipment is of an advanced age with a certain amount of damage for which the lessee is responsible.  The decision to categorize the equipment as “held for sale” is based upon a discounted cash flow model, which the Company uses to evaluate whether it is more beneficial to repair the equipment versus selling it.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

Impairment of leasing equipment held for sale was $1,289, $1,343 and $5,974 for the years ended December 31, 2011, 2010 and 2009, respectively.  Assets held for sale were $1,142 and $611 at December 31, 2011 and 2010, respectively.

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

The Company performs its impairment assessment of goodwill each year as of October 1 and has concluded that fair value substantially exceeded carrying value and no impairment existed for the years ended December 31, 2011, 2010 and 2009.

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

Management Services

In addition to leasing equipment which it owns or which it finances through capital lease obligations, the Company manages certain equipment for third-party investors and owners. The management services provided by the Company include re-marketing, billing, collection and other administrative functions associated with leasing this equipment to lessees in the transportation industry. During the period that the Company is managing the equipment for the investors, the Company earns a management fee, which is generally based on the net operating income earned by the equipment sold to third-party investors. In addition, the Company often earns management fees related to the sale of the equipment at the end of its useful life. These fees are classified as other revenue in the Consolidated Statements of Operations. The collections received on behalf of the owners are classified in Accrued expenses and other liabilities on the Consolidated Balance Sheets until remitted.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

Concentration of Credit Risk

The Company is subject to concentrations of credit risk with respect to amounts due from customers. The Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral.  The Company earned approximately 65%, 64% and 61% of revenues from its top ten customers for the years ended December 31, 2011, 2010 and 2009, respectively.  One customer accounted for approximately 15% and 10% of total revenues in 2011 and 2010, respectively.  Another customer accounted for 14% and 16% of total revenues in 2011 and 2010, respectively.  Another customer accounted for 11% and 14% of total revenues in 2011 and 2010, respectively. Based on balances due at December 31, 2011, the maximum amount of loss the Company would incur if these three customers failed completely to perform according to the terms of their contracts would be $18,518.  The Company believes that there could be a concentration risk on its accounts receivable due to the receivables due from ocean liner companies. While the Company believes that it has properly reserved for uncollectible accounts receivable, it is possible that the Company may experience longer payment cycles.  Although the Company is not dependent on any one customer for more than 15% of its revenues, deterioration in credit quality of several of the Company’s major customers could have an adverse effect on its consolidated financial position and operating results. Management does not believe significant risk exists in connection with the Company’s concentrations of credit as of December 31, 2011. We also have a concentration of credit risk in our direct finance lease portfolio. Our top two customers account for 39% and 38% of the outstanding principal at December 31, 2011 and 2010, respectively. If either of these customers were to default, the Company would seek to recover the equipment securing the lease, often at fair market values in excess of the remaining receivable, and present certain claims to our insurers of default losses. The Company has not experienced significant losses related to direct finance leases and does not expect future uncollectible amounts related to the principal balances receivable.

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

Revenue Recognition—Finance Revenue

The Company enters into finance leases as lessor of equipment that it owns. In most instances, the leases include a bargain purchase option to purchase the leased equipment at the end of the lease term. Net investment in direct finance leases represents the receivables due from lessees, net of unearned income. The lease payments are segregated into principal and interest components similar to a loan. Unearned income is recognized on an effective interest method over the life of the lease term and is recorded as Finance revenue in the Consolidated Statements of Operations. The principal component of the lease payment is reflected as a reduction to the Net investment in direct finance leases.

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

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

Sales of Leasing Equipment

The Company records the gains and losses from the sales of leasing equipment as part of other expenses, net in the Consolidated Statements of Operations. Gains and losses are recognized upon completion of the sale based upon the sales price and the book value of the equipment. Net (gain) loss on the sale of leasing equipment was $(687), $1,954 (including $1,478 of unrecovered equipment previously on hire to a defaulted customer) and $4,822 (including $3,287 of unrecovered equipment previously on hire to a defaulted customer) for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Recently Adopted and Recently Issued Accounting Standards

Adopted in 2011

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements (“ASU 2009-13”), which amends ASC 605-25, Revenue Recognition—Multiple Element Arrangements, to require the use of management’s best estimate of selling price for individual elements of an arrangement when vendor-specific objective evidence or third-party evidence is unavailable. Additionally, it eliminates the residual method of revenue recognition in accounting for multiple deliverable arrangements and significantly expands the disclosures required for multiple deliverable arrangements. The revised guidance provides entities with the option of adopting the revisions retrospectively for all periods presented or prospectively for all revenue arrangements entered into or materially modified after the date of adoption. The Company has applied ASU 2009-13 prospectively for revenue arrangements entered into or materially modified in beginning on or after January 1, 2011. The adoption of ASU 2009-13 had no impact on the Company’s Consolidated Financial Statements.

Pending Adoption

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity.  The Company may either present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company will present the components of net income and other comprehensive income in two separate but consecutive statements beginning January 1, 2012.

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

Equipment Leasing Revenue

The Company has noncancelable operating leases for its leasing equipment.  At December 31, 2011, future minimum lease revenue under these agreements was estimated as follows:

Total Amount
2012	$86,162
2013	69,130
2014	58,280
2015	50,501
2016	33,618
Thereafter	63,144
$360,835

Finance Revenue

The Company enters into direct finance leases. These leases generally provide that, after a stated lease term, the lessee has the option to purchase the equipment, typically for amounts below the estimated fair market value of the equipment, at the time the purchase option becomes exercisable. Guaranteed and unguaranteed residual values are included in Net investment in direct finance leases in the Consolidated Balance Sheets. Under the terms of these leases, the substantive risks and rewards of equipment ownership are passed to the lessee. The lease payments are segregated into principal and interest components similar to a loan. The principal component is equal to the cost or carrying amount of the leased property. The interest component is equal to the gross cash flows charged to the lessee less the principal component. The Company recognizes the interest component, which is calculated using the effective interest method over the term of the lease as finance revenue. The principal component of the lease payment is reflected as a reduction to Net investment in direct finance leases. As of December 31, 2011 and 2010, the Company had guaranteed and unguaranteed residual values for leasing equipment on direct finance leases of $113,476 and $87,691, respectively.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

At December 31, 2011, receivables in these direct finance leases are collectible through 2024 as follows:

	Total Lease Receivables	Unearned Lease Income	Net Lease Receivables
2012	$176,198	$56,357	$119,841
2013	160,730	45,121	115,609
2014	174,844	32,932	141,912
2015	101,148	22,412	78,736
2016	65,228	16,112	49,116
Thereafter	164,173	30,139	134,034
	$842,321	$203,073	$639,248

As of December 31, 2010, the Company had total lease receivables, unearned lease income and net lease receivables of $671,773, $155,615 and $516,158, respectively.  The unguaranteed residual values are reflected in “Net Lease Receivables” above.

4. Leasing Equipment

The following is a summary of leasing equipment recorded on the Consolidated Balance Sheets:

	December 31,
	2011	2010
Dry containers	$335,922	$137,623
Refrigerated containers	562,550	457,365
Generator sets	22,466	23,361
Total	920,938	618,349
Less accumulated depreciation	(171,993)	(141,783)
Leasing equipment, net of accumulated depreciation	$748,945	$476,566

There were no assets recorded under capital leases at December 31, 2011 and 2010.

As described in Note 5, the Company has debt obligations that are collateralized by the Company’s restricted cash, leasing equipment and net investment in direct finance leases.  As of December 31, 2011 and 2010, assets pledged as collateral on the Company’s debt amounted to $1,406,502 and $978,429, respectively.

5. Borrowings

The following is a summary of the Company’s borrowings:

	December 31,
	2011	2010
Container Asset-Backed Securitizations:
Series 2006-1 Notes	$290,128	$352,299
CLI Funding III Credit Facility	245,153	311,903
CLI Funding IV Credit Facility	76,000	110,000
CLI Funding V Credit Facility	460,164	—
Unsecured Term Notes	50,000	—
Container Revolving Credit Facility	79,000	20,000
Total debt	1,200,445	794,202
Less current maturities	(161,171)	(130,095)
Long-term debt, less current maturities	$1,039,274	$664,107

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

The Company’s debt consists of revolving credit facilities, unsecured term loans and asset-backed notes payable in varying amounts due through 2021, with a weighted-average interest rate of 5.55% and 5.82% for the years ended December 31, 2011 and 2010, respectively. The weighted-average interest rates disclosed are calculated as “all-in” rates which include interest expense and amortization of deferred financing fees.

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

On November 3, 2010, CLI executed a $120 million revolving credit facility (with a $10 million letters of credit sublimit) (the “Container Revolving Credit Facility”), which replaced the previous revolving credit facility. All amounts borrowed under the previous credit facility were repaid in full. Proceeds of loans under the Container Revolving Credit Facility are available to be used for working capital and general corporate purposes.  The facility matures on November 3, 2013, and may be extended for an additional 364 days, subject to payment of an extension fee and satisfaction of certain other conditions.  The loans bear interest, at CLI's option, at the rate per annum equal to either (i) the greater of (a) the prime lending rate, plus 2% and (b) the Federal Funds Effective Rate plus 1/2 of 1% plus 2% or (ii) the LIBOR rate determined for the applicable interest period, plus 3%.

The Company pledged certain assets for the benefit of the secured parties as collateral security for the payment and performance of obligations under the facility, under other loan documents and under the guaranty. The pledged assets included, among other things, marine and intermodal containers, generator sets and equity interests in certain subsidiaries and all proceeds of any and all of the foregoing. As of December 31, 2011 and 2010, the outstanding balance was $79.0 million and $20.0 million, respectively.  The weighted-average interest rate for the years ended December 31, 2011 and 2010 was 3.39% and 4.28% excluding unused fees and the amortization of up-front costs, respectively.

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

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

The outstanding balance of the Series 2006-2 Notes and $48.0 million of the Series 2006-1 Notes were repaid in conjunction with the 2009 Sale on January 20, 2009 (See Note 1).  At December 31, 2011 and 2010, the amount outstanding under this facility was $290.1 million and $352.3 million, respectively. The weighted-average interest rate for the years ended December 31, 2011 and 2010 was 6.28% and 6.49%, respectively.

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

At December 31, 2011 and 2010, the amount outstanding under this facility was $245.2 million and $311.9 million, respectively. The weighted-average interest rate for the years ended December 31, 2011 and 2010 was 4.20% and 4.81%, respectively.

CLI Funding IV Credit Facility

On May 18, 2010, our indirect wholly owned subsidiary, CLI Funding IV LLC, a special purpose vehicle formed under the laws of Delaware, entered into a $200 million revolving loan credit agreement (the “CLI Funding IV Credit Facility”) to finance new container purchases in the future. The facility had a one year revolving period, which was to expire on May 17, 2011.  On May 9, 2011, CLI Funding IV Credit Facility was extended for 2 years, which included extending the revolving period to May 9, 2013.  After the revolving credit period expires, the facility converts to a 5 year amortizing term loan. Borrowings under the facility are limited to a maximum of 80% of the eligible equipment’s net book value, 80% of the net present value of eligible finance leases, plus 100% of the restricted cash accounts and borrowings under this facility bear interest at a rate equal to LIBOR plus a margin.

At December 31, 2011 and 2010, the amount outstanding under this facility was $76.0 million and $110.0 million, respectively.  The weighted-average interest rate for the year ended December 31, 2011 and 2010 was 3.43% and 4.12%, respectively.

CLI Funding V Credit Facility

On March 18, 2011, the Company, through its wholly owned subsidiary, CLI Funding V LLC ("CLIF V”) completed its offering of $230 million Series 2011-1 Fixed Rate Secured Notes ("Series 2011-1 Notes"). The Series 2011-1 Notes were issued with an annual interest rate of 4.5% and have a scheduled maturity date of March 18, 2021 with a legal final maturity date of March 18, 2026.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

On November 3, 2011, CLIF V completed its offering of $250 million Series 2011-2 Fixed Rate Secured Notes ("Series 2011-2 Notes").  The Series 2011-2 Notes were issued with an annual interest rate of 4.94%, have a scheduled maturity date of November 18, 2021 and a legal final maturity date of October 18, 2026.

At December 31, 2011, the amount outstanding under this facility was $460.2 million.  The weighted-average interest rate for the year ended December 31, 2011 was 4.58%.

Unsecured Term Notes

On April 28, 2011, the Company closed on a $50 million Five Year Senior Unsecured Term Loan.  The loan has an interest rate of 11%, which is payable semi-annually beginning on July 1, 2011.  There are no required principal payments prior to maturity on April 28, 2016.

At December 31, 2011, the amount outstanding under this facility was $50.0 million.  The weighted-average interest rate for the year ended December 31, 2011 was 10.82%.

Debt Maturities

The Company’s outstanding debt as of December 31, 2011 matures as follows:

2011	$161,171
2012	162,150
2013	270,810
2014	144,331
2015	168,185
Thereafter	293,798
$1,200,445

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

The Company’s interest rate derivatives involve counterparty credit risk. As of December 31, 2011, all of the Company’s interest rate derivatives are held with counterparties or guaranteed by parties with a credit rating of at least A3 by Moody’s. The Company monitors the credit risk associated with these instruments periodically to validate that it is probable that the counterparty (or guarantor) will perform. As of December 31, 2011, the Company does not anticipate that any of these counterparties will fail to meet their obligations. At December 31, 2011, there are no credit risk related contingent features in any of the Company’s derivative agreements.

For additional disclosures related to derivative instruments, see Notes 2, 9 and 15.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

The Company held the following interest rate derivatives designated as cash flow hedges as of December 31, 2011:

Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Leg Interest Rate	Fair Value (a)
CLI Funding Series 2006-1	9,167	Feb-2006	Oct-2013	8,750	1M LIBOR	4.1450%	(311)
CLI Funding Series 2006-1	35,833	Feb-2006	Dec-2013	34,375	1M LIBOR	4.2990%	(1,398)
CLI Funding Series 2006-1	15,000	Feb-2006	Dec-2013	14,375	1M LIBOR	4.9200%	(667)
CLI Funding Series 2006-1	134,667	Aug-2006	Jun-2016	133,542	1M LIBOR	5.2950%	(16,235)
CLI Funding Series 2006-1	45,461	Jan-2009	Aug-2016	44,739	1M LIBOR	4.6400%	(4,277)
CLI Funding Series 2006-1	50,000	Jan-2009	Aug-2016	49,167	1M LIBOR	4.9500%	(4,933)
CLI Funding III, LLC	936	Jun-2008	Jun-2018	3,757	1M LIBOR	5.2900%	(56)
CLI Funding III, LLC	13,153	May-2008	Feb-2018	12,900	1M LIBOR	4.5200%	(1,412)
CLI Funding III, LLC	29,487	May-2008	Jul-2017	25,266	1M LIBOR	4.5300%	(2,390)
CLI Funding III, LLC	56,432	May-2008	Feb-2018	54,894	1M LIBOR	4.2075%	(3,867)
CLI Funding III, LLC	—	Jul-2008	Jun-2016	5,314	1M LIBOR	4.0500%	(412)
CLI Funding III, LLC	16,750	Jul-2008	Jul-2017	16,500	1M LIBOR	4.1000%	(1,081)
CLI Funding III, LLC	15,771	Jul-2008	Dec-2018	11,287	1M LIBOR	3.6420%	(230)
CLI Funding III, LLC	38,281	Mar-2010	Nov-2014	37,636	1M LIBOR	2.0200%	(1,070)
CLI Funding III, LLC	18,385	Jan-2011	May-2017	18,216	1M LIBOR	1.6250%	(411)
Total interest rate derivatives designated as cash flow hedges	$479,323			$470,718			$(38,750)

(a)	All interest rate derivatives are recorded in Fair value of derivative instruments in the liabilities section of the Consolidated Balance Sheets.

At the dates indicated, the Company had in place total interest rate derivatives to fix floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

	Total Current Notional Amount	Weighted-Average Fixed Leg Interest Rate	Weighted-Average Remaining Term
December 31, 2011	$479,323	4.4000%	4.6 years
December 31, 2010	$675,954	4.0629%	4.6 years

The following table sets forth the net of tax effect of the Company’s cash flow hedge derivative instruments on the Consolidated Financial Statements for the years ended December 31, 2011, 2010, and 2009:

	For the Year Ended December 31, 2011
	Effective Portion			Ineffective Portion
	Change in Unrealized (Gain) Loss Recognized in OCI (a)	Location of (Gain) Loss Reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified From Accumulated OCI into Income(b)	Location of (Gain) Loss Recognized Directly in Income	(Gain) Loss Recognized Directly in Income
Interest rate derivatives	$(17,396)	Interest expense	$25,378	Interest expense	$(1,840)

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

(b)	Represents the amount of actual cash paid related to the net settlements of the interest rate derivatives and amortization of deferred losses on the Company’s terminated derivatives as follows:

	Year Ended December 31,
	2011	2010	2009

Net settlement of interest rate derivatives	$21,547	$25,881	$32,106
Amortization of terminated derivatives	3,831	5,934	9,978

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

The following table summarizes the deferred (gains) and losses for the Company’s terminated interest rate derivatives and the related amortization into interest expense for the years ended December 31, 2011, 2010 and 2009:

Hedged Item	Original Maximum Notional Amount	Effective Date	Maturity Date	Fixed Rate %	Term- ination Date	Deferred (Gain) Loss Upon Term- ination	Unamortized Deferred (Gain) Loss at December 31, 2011	Amount of Deferred (Gain) or Loss Amortized (Including Accelerated Amortization) into Interest Expense for the Year Ended December 31,			Amount Expected to be Amortized Over the Next 12 Months
								2011	2010	2009
(b)	$278,282	Aug-2007	Feb-2018	5.276%	Dec-2007	$5,329	$199	$366	$866	$1,888	$153
(b)	30,000	Aug-2007	Jul-2017	5.305%	Dec-2007	964	77	99	185	317	53
(b)	52,812	Aug-2007	Jul-2017	5.456%	Dec-2007	1,676	185	178	313	519	104
(b)	23,592	Aug-2007	Feb-2018	5.472%	Dec-2007	778	88	83	147	241	47
(b)	22,410	Nov-2007	Feb-2018	4.405%	Jun-2008	(153)	(256)	(85)	(49)	98	(70)
(b)	51,052	Nov-2007	Jul-2017	4.365%	Jun-2008	(338)	(513)	(198)	(121)	197	(171)
(b)	247,771	Nov-2007	Feb-2018	4.175%	Jun-2008	(540)	(924)	(576)	(525)	440	(389)
(b)	29,000	Nov-2007	Jul-2017	4.365%	Jul-2008	320	(172)	(15)	112	249	(35)
(b)	15,000	Jun-2006	Dec-2010	4.540%	Apr-2009	1,163	—	—	604	560	—
(b)	100,000	Dec-2010	May-2016	1.625%	Mar-2011	527	(783)	1,310	—	—	1,156
(a)(c)	100,000	Feb-2006	Dec-2016	4.950%	Jan-2009	8,885	2,427	1,397	2,266	2,795	975
(a)(c)	150,000	Feb-2006	Dec-2016	4.640%	Jan-2009	8,222	2,139	1,272	2,136	2,674	871
Total	$1,099,919					$26,833	$2,467	$3,831	$5,934	$9,978	$2,694

(a)	CLI Funding—Series 2006-1 Notes
(b)	CLI Funding III LLC
(c)	Partial termination

As part of the 2009 Sale, an amount of $37,922 was reclassified from other comprehensive income (loss) into loss on termination of derivatives due to the termination and modification of swaps.

The amount of loss expected to be reclassified from accumulated other comprehensive income (loss) into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $35,871 and the amortization of deferred net losses on the Company’s terminated derivatives of $2,694.

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

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

The provision (benefit) for income taxes is comprised of the following:

	Year ended December 31,
	2011	2010	2009
U.S. current federal income tax provision	$—	$(36)	$36
U.S. deferred federal income tax provision	(343)	695	(60)
Total federal income taxes	(343)	659	(24)
U.S. current state and local income tax provision	(54)	—	3
U.S. deferred state and local income tax provision	(343)	93	(8)
Total state and local income taxes	(397)	93	(5)
Non-U.S. income tax provision	49	44	277
Total provision (benefit) for income taxes	$(691)	$796	$248

Significant components of deferred tax assets and liabilities were as follows:

	December 31,
	2011	2010
Deferred tax assets:
Loss carryforwards	$1,517	$143
Derivative instruments	938	1,130
Valuation allowance	—	—
Total deferred tax assets	2,455	1,273
Deferred tax liabilities:
Operating property, net	5,254	4,679
Total deferred tax liabilities	5,254	4,679
Net deferred tax liabilities	$2,799	$3,406

At December 31, 2011, the Company has NOL carryforwards of approximately $7,730, which begin to expire during 2030.

A reconciliation of the U.S. statutory tax rate to the effective tax rate follows:

	Year ended December 31,
	2011	2010	2009
U.S. statutory rate	35.0%	35.0%	(35.0)%
U.S. alternative minimum tax	—	—	0.2
State taxes	(0.2)	0.2	(0.1)
Non-U.S. taxes	0.1	0.1	1.9
Valuation allowances	—	—	8.4
Change in rate for deferred tax liabilities	(0.9)	—	—
Adjustments to deferred tax assets and liabilities, net of change in unrecognized tax benefits	(0.3)	(1.1)	3.4
Foreign sourced income not subject to tax	(35.6)	(33.9)	25.7
Other	0.1	2.3	(2.8)
Effective tax rate	(1.8)%	2.6%	1.7%

The effective tax rate differs from the U.S. federal tax rate of 35% primarily due to the Company’s lower or nontaxed foreign sourced operations.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010	2009
Balance at beginning of period	$109	$277	$—
Additions based on tax positions related to current year	773	13	—
Additions based on tax positions related to prior years	516	—	277
Settlements	—	(181)	—
Balance at end of period	$1,398	$109	$277

The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

As of December 31, 2011, the Company has $1,398 of unrecognized tax benefits which, if recognized, would favorably affect the Company’s effective tax rate.  Included in this amount is $1,267 related to a portion of the Company’s deferred tax asset.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense.

The Company currently has its tax return for the 2010 year open to federal and state examination. The Company does not expect the outcome of such examinations to have a material impact on the consolidated financial statements. In addition, net operating losses generally remain subject to audit until three years from their utilization regardless of the year of origination.

8. Commitments and Contingencies

Purchase Commitments

At December 31, 2011 commitments for capital expenditures totaled $5,854, all of which was committed for 2012.

Lease Commitments

The Company and its subsidiaries are parties to various operating leases relating to office facilities, transportation vehicles, and certain other equipment with various expiration dates through 2015. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses.

Rental expense under operating leases was $819, $894 and $760 for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, the aggregate minimum rental commitment under operating leases having initial or remaining noncancelable lease terms in excess of one year was as follows:

2012	$672
2013	403
2014	189
2015	4
2016	—
$1,268

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

Guarantees and Indemnifications

In the ordinary course of business, the Company, through its wholly owned subsidiaries, executes contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as an assignment and assumption agreement. These indemnifications might include claims related to any of the following: tax matters, governmental regulations, and contractual relationships. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnifications and has accrued for any expected losses that are probable. No losses were accrued at December 31, 2011 and 2010.

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

The components of accumulated other comprehensive loss is as follows:

	December 31,
	2011	2010
Net derivative loss to be reclassified into earnings	$(1,939)	$(5,770)
Unrealized losses on derivative instruments	(31,014)	(35,165)
Foreign currency translation	86	222
Total accumulated other comprehensive loss	$(32,867)	$(40,713)

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

The Company accounted for the exchange of the awards as a modification in accordance with the Compensation – Stock Compensation Topic where applicable and determined no additional compensation charges were required.  The Company will record compensation expense on the unvested shares at the date of the exchange over the remaining vesting period.

In addition, the Company has an incentive plan under which restricted stock may be granted to employees, officers and directors.  Grants under this incentive plan generally vest over 3 years.  The Company recorded compensation expense of $1,155 and $364 for the years ended December 31, 2011 and 2010, respectively.  Compensation expense is recorded as a component of selling, general and administrative expenses in the Company’s consolidated statements of operations.  As of December 31, 2011, the total number of shares authorized for grant under this plan was 1,050,000 with 814,453 shares available for future grant.

A summary of the restricted shares is as follows:

	Shares	Weighted-average per share at grant date
Nonvested at April 26, 2010	60,779	$11.17
Granted	90,000	10.00
Vested	-	-
Nonvested at December 31, 2010	150,779	$10.47
Granted	145,547	15.30
Vested	(65,119)	10.63
Nonvested at December 31, 2011	231,207	$13.47

Total unrecognized compensation cost was approximately $2,287 at December 31, 2011 which is expected to be recognized over the remaining weighted-average vesting period of 2.1 years.

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

	Year Ended December 31,
	2011	2010	2009
Weighted-average shares:
Common shares outstanding	19,932,152	16,842,167	16,000,000
Restricted common shares	210,603	57,244	—
Total weighted-average shares	20,142,755	16,899,411	16,000,000

The calculation for basic and diluted earnings per share is as follows:

	Year Ended December 31,
	2011	2010	2009

Net income (loss)	$39,436	$29,620	$(15,004)
Less: Undistributed earnings allocated to restricted shareholders	(412)	(100)	—
Income (loss) attributable to common shareholders	$39,024	$29,520	$(15,004)

Income (loss) per share attributable to common shareholders:
Basic	$1.96	$1.75	$(0.94)
Diluted	$1.96	$1.75	$(0.94)

The following table sets forth dividends declared by our Board of Directors:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date

April 22, 2010	$0.175	$2,800	April 22, 2010	May 28, 2010
November 11, 2010	$0.200	$4,004	January 3, 2011	January 18 2011
March 9, 2011	$0.220	$4,436	April 8, 2011	April 15, 2011
May 10, 2011	$0.220	$4,436	July 8, 2011	July 15, 2011
August 8, 2011	$0.240	$4,839	October 7, 2011	October 14, 2011
November 8, 2011	$0.240	$4,839	December 8, 2011	December 15, 2011

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

	Year Ended December 31
Total revenues	2011	2010	2009
Asia	$64,526	$38,965	$31,422
Australia/New Zealand	476	855	1,113
Europe/Africa/Middle East	60,817	51,972	61,645
North America	17,973	20,284	20,817
South America	25,687	25,173	26,876
	$169,479	$137,249	$141,873

13. Defined Contribution Plan

The Company has established a defined contribution plan covering substantially all of its eligible employees. The Company matches 100% of the employees’ contributions up to 6% of their compensation, and has the option of contributing an additional percentage of employee compensation to the plan at the end of each fiscal year. In the years ended December 31, 2011, 2010 and 2009, the Company contributed $283, $359 and $397, respectively.

14. Related Party Transactions

Transactions with affiliates

Prior to our IPO, the Company shared some services, staff and space with other affiliates of Seacastle.  In addition, the Company incurred expenses for share-based compensation allocated from Seacastle, to both dedicated and shared SeaCube employees. These amounts are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations. The expense and cost allocations have been determined based on methodologies (such as space used or hours worked) in order to establish reasonable charges for the services provided or for the benefit received during the periods presented.  Since becoming a public company, the transactions with affiliates are significantly reduced and currently limited to reimbursement for shared office space and staff to support tax related work.  For the years ended December 31, 2011, 2010 and 2009, net charges (to) from these affiliates were $333, $286 and $968, respectively.  The Company has a net receivable (payable) to affiliates of Seacastle of $10 and $317 as of December 31, 2011 and 2010, respectively.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

Shareholder Note and Dividend

On January 27, 2009, the Company distributed a total of $115.8 million to the Initial Shareholder. Of the total, $55.8 million was in the form of a loan and $60.0 million was in the form of a dividend. The loan was in the form of a demand note (the “Shareholder Note”) at a stated interest of 4% per annum.  As of the date of the Structure Formation, the Shareholder Note had a balance of $94.8 million, consisting of $91.3 million in advanced principal and $3.5 million of accrued interest.  Interest income earned from this note was $0.9 million for the year ended December 31, 2010.  The obligations under this Shareholder Note were assumed by SeaCube Operating Company Ltd, in connection with the Structure Formation.  The assumption was treated as a non-cash equity distribution to Seacastle Operating.  In connection with the assumption, Seacastle Operating entered into a guarantee of the obligations of SeaCube Operating Company Ltd. under the Shareholder Note.  No consideration has been or will be paid by the Initial Shareholder to SeaCube Operating Company Ltd. in exchange for the assumption of the Shareholder Note.

In August 2010, the Company distributed $3.75 million to the Initial Shareholder in the form of a loan which was used to make interest and principal payments on Seacastle’s Credit Facility.  In September 2010, the Company distributed $4.4 million to the Initial Shareholder in the form of a loan which was used to make interest and principal payments and pay fees on Seacastle’s Credit Facility.  The loans have an annual interest rate of 3% and are payable in full upon maturity in 2015.  Interest income earned from this note was $251 and $72 for the years ended December 31, 2011 and 2010, respectively.

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

The following table sets forth the valuation of the Company’s financial assets and liabilities measured at fair value on a recurring basis by the above input levels as of December 31, 2011 and 2010:

	Fair Value as of December 31,	Fair Value Measurement as of December 31, 2011 Using Fair Value Hierarchy
	2011	Level 1	Level 2	Level 3
Assets:
Restricted cash	$29,649	$29,649	$—	$—
Liabilities:
Derivative instruments	38,750	—	38,750	—

	Fair Value as of December 31,	Fair Value Measurement as of December 31, 2010 Using Fair Value Hierarchy
	2010	Level 1	Level 2	Level 3
Assets:
Restricted cash	$17,132	$17,132	$—	$—
Liabilities:
Derivative instruments	45,496	—	45,496	—

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

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)

Long-term debt	$(1,200,445)	$(1,206,707)	$(794,202)	$(794,202)
Derivative Instrument	(38,750)	(38,750)	(45,496)	(45,496)

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

16. Unaudited Quarterly Information

The following table sets forth certain key interim financial information for the years ended December 31, 2011 and 2010:

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share amounts)

Total Revenue	$36,821	$40,764	$45,229	$46,665
Net income(b)	$10,124	$8,274	$8,783	$12,255
Net income per basic and diluted common share (a) (b)	$0.50	$0.41	$0.44	$0.61

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share amounts)

Total Revenue	$33,194	$33,649	$34,473	$35,933
Net income	$7,242	$7,289	$4,827	$10,262
Net income per basic and diluted common share (a)	$0.45	$0.45	$0.29	$0.55

(a)	The sum of the quarterly earnings per share amounts may not equal the annual amount reported since per share amounts are computed independently for each period presented.

(b)
The 2011 First Quarter and Second Quarter Net income and Net income per basic and diluted common share differ from amounts previously reported on Form 10Q.  This difference is the result of a previously disclosed correction of an immaterial error of $1,104. Management concluded that the effect of this error was immaterial to the three month periods ended March 31, 2011 and June 30, 2011 and corrected the error in the second quarter.  The numbers above reflect this adjustment.

17. Subsequent Events

Dividend

On February 29, 2012, the Company’s Board of Directors approved and declared a $0.26 per share cash dividend on its issued and outstanding common shares, payable on March 20, 2012 to shareholders of record at the close of business on March 13, 2012.

The Company has evaluated all significant activities through the time of filing these financial statements with the SEC and has concluded that no additional subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

SCHEDULE II
SeaCube Container Leasing Ltd.
Valuation and Qualifying Accounts

(In thousands)

Allowance for doubtful accounts:

	Beginning Balance	Additions/ (Reversals)	Write-off	Ending Balance
For the year ended December 31, 2011	$2,957	$388	$(55)	$3,290
For the year ended December 31, 2010	$3,199	$(1,693)	$1,451	$2,957
For the year ended December 31, 2009	$4,659	$4,678	$(6,138)	$3,199