Form 10-Q
period 2012-03-31
SeaCube Container Leasing Ltd.
filed 2012-05-08
CIK 1487999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

or

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
Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock as of May 2, 2012 was 20,288,359.

SeaCube Container Leasing Ltd.
FORM 10-Q
Table of Contents

Page No.
PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SeaCube Container Leasing Ltd.
Consolidated Balance Sheets
(Amounts in thousands, except for share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$20,744	$15,006
Restricted cash	32,659	29,649
Accounts receivable, net of allowance of $3,825 and $3,290, respectively	42,860	41,570
Net investment in direct finance leases	671,552	639,248
Leasing equipment, net of accumulated depreciation of $180,743 and $171,993, respectively	738,335	748,945
Goodwill	22,483	22,483
Shareholder note	8,561	8,498
Other assets	16,777	19,903
Total assets	$1,553,971	$1,525,302
Liabilities and shareholders’ equity

Liabilities:
Equipment purchases payable	$10,367	$26,305
Accrued expenses and other liabilities	34,806	37,097
Fair value of derivative instruments	36,000	38,750
Deferred income	1,991	2,044
Deferred income taxes	1,234	1,532
Debt:
Due within one year	155,732	161,171
Due after one year	1,085,310	1,039,274
Total debt	1,241,042	1,200,445
Total liabilities	1,325,440	1,306,173
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized	—	—
Common shares, $0.01 par value 400,000,000 shares authorized;
20,288,359 shares issued and outstanding at March 31, 2012;
20,163,359 shares issued and outstanding at December 31, 2011	202	201
Additional paid in capital	219,281	218,879
Retained earnings	38,957	32,916
Accumulated other comprehensive income (loss)	(29,909)	(32,867)
Total shareholders’ equity	228,531	219,129
Total liabilities and shareholders’ equity	$1,553,971	$1,525,302
See accompanying notes.

SeaCube Container Leasing Ltd.
Consolidated Statements of Operations
(Amounts in thousands, except for per share amounts)
(unaudited)

	Three months ended March 31,
	2012	2011
Revenues:
Equipment leasing revenue	$29,930	$21,765
Finance revenue	16,283	12,625
Other revenue	2,809	2,431
Total revenues	49,022	36,821
Expenses:
Direct operating expenses	1,395	979
Selling, general and administrative expenses	6,103	5,894
Depreciation expenses	12,910	9,904
Provision for doubtful accounts	535	—
Impairment of leasing equipment held for sale	849	196
Interest expense, including non-cash interest of $1,132 and $(847), respectively	16,723	9,350
Interest income	(69)	(74)
Other expenses (income), net	(559)	367
Total expenses	37,887	26,616

Income before provision for income taxes	11,135	10,205
Provision for income taxes	(180)	81
Net income	$11,315	$10,124
Net Income per common share
Basic	$0.56	$0.50
Diluted	$0.56	$0.50
Dividend per common shareholder	$0.26	$0.22
See accompanying notes.

SeaCube Container Leasing Ltd.
Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(unaudited)

	Three months ended March 31,
	2012	2011
Net income	$11,315	$10,124

Other comprehensive income, net of tax:
Net derivative loss reclassified into earnings	819	740
Unrealized loss on derivative instruments, net of tax of $(73) and $(122), respectively	2,131	3,333
Foreign currency translation	9	30
Other comprehensive income	2,959	4,103

Comprehensive Income	$14,274	$14,227
See accompanying notes.

SeaCube Container Leasing Ltd.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$11,315	$10,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,769	10,243
Provision for doubtful accounts	535	—
Loss (gain) on sale of leasing equipment	(560)	265
Stock based compensation	403	284
Derivative loss reclassified into earnings	819	740
Ineffective portion of cash flow hedges	(547)	(1,932)
Impairment of leasing equipment held for sale	849	196
Changes in operating assets and liabilities:
Accounts receivable	(1,825)	2,178
Other assets	2,716	(63)
Accounts payable, accrued expenses and other liabilities	(1,567)	6,174
Deferred income	(131)	(58)
Net cash provided by operating activities	25,776	28,151
Cash flows from investing activities
Proceeds from sale of leasing equipment	5,213	3,516
Collections on net investment in direct finance leases, net of interest earned	29,834	23,476
(Increase) decrease in restricted cash	(3,010)	(25,241)
Purchase of fixed assets	(21)	(45)
Purchase of leasing equipment	(23,909)	(125,633)
Investment in direct financing leases	(62,394)	(14,645)
Increase in Shareholder Note	(64)	(61)
Net cash provided by (used in) investing activities	(54,351)	(138,633)
Cash flows from financing activities
Proceeds from long-term debt	172,000	329,000
Repayments of long-term debt	(131,403)	(202,849)
Cash paid for debt issuance fees	—	(3,846)
Cash paid for derivatives	—	(676)
Dividends paid	(5,275)	(4,004)
Other financing activities	(1,018)	(365)
Net cash provided by (used in) financing activities	34,304	117,260
Effect of changes in exchange rates on cash and cash equivalents	9	30
Net increase in cash and cash equivalents	5,738	6,808
Cash and cash equivalents, beginning of period	15,006	17,868
Cash and cash equivalents, end of period	$20,744	$24,676
Supplemental disclosures of cash flow information
Cash paid for interest	$16,410	$9,668
Cash paid for taxes	$3	$188
See accompanying notes.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements
(Dollars in thousands, except as otherwise noted)
(unaudited)

1. Description of the Business and Basis of Presentation

The accompanying consolidated financial statements of SeaCube Container Leasing Ltd. (the “Company” or “SeaCube”) are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC; however, we believe that the disclosures are adequate to make information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The Company purchases intermodal containers and leases them to shipping and transportation companies, both domestically and internationally. Containers include refrigerated and dry freight containers as well as generator sets, which are leased to shipping line customers through a variety of long-term and short-term contractual leasing arrangements.  The Company operates in a single segment.

SeaCube was incorporated by Seacastle Operating Company Ltd. (the “Initial Shareholder” or “Seacastle Operating”) in Bermuda in March 2010.  Container Leasing International, LLC (d/b/a SeaCube Containers, LLC), the entity through which we conduct all of our operations (“CLI”), was founded in 1993 and was acquired by an affiliate of the Initial Shareholder in 2006. On October 27, 2010, the SEC declared effective the registration statement relating to the Company’s initial public offering (“IPO”).

New Accounting Pronouncements

Adopted in 2012

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity.  The Company may either present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company adopted ASU 2011-05 on January 1, 2012 and now presents the components of net income and other comprehensive income in two separate but consecutive statements.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

2. Leasing Activity

Equipment Leasing Revenue

The Company has noncancelable operating leases for its leasing equipment.  As of March 31, 2012, future minimum lease revenue under these agreements was estimated as follows:

Total Amount
2012	$87,919
2013	73,863
2014	62,523
2015	54,224
2016	36,206
Thereafter	58,622
$373,357

Finance Revenue

At March 31, 2012, receivables under these direct finance leases are collectible through 2024 as follows:

	Total Lease Receivables	Unearned Lease Income	Net Lease Receivables
2012	$134,821	$45,981	$88,840
2013	172,406	51,075	121,331
2014	189,694	38,103	151,591
2015	116,112	26,592	89,520
2016	80,560	19,196	61,364
Thereafter	195,153	36,247	158,906
	$888,746	$217,194	$671,552

The Company does not record an allowance for credit losses associated with direct finance leases. The Company maintains a strong credit performance due to our comprehensive credit underwriting and monitoring in addition to certain attributes of our business including the size and quality of our customers and our ability to recover containers and remarket them in default situations.

As of March 31, 2012 and December 31, 2011, the Company had guaranteed and unguaranteed residual values for leasing equipment on direct finance leases of $116,936 and $113,476, respectively.  As of December 31, 2011, the Company had total lease receivables, unearned lease income and net lease receivables of $842,321, $203,073 and $639,248, respectively. The unguaranteed residual values are reflected in the ‘‘Net Lease Receivables’’ above.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

3. Leasing Equipment

The following is a summary of leasing equipment recorded:

	March 31, 2012	December 31, 2011
Dry containers	$332,607	$335,922
Refrigerated containers	564,487	562,550
Generator sets	21,984	22,466
Total	919,078	920,938
Less accumulated depreciation	(180,743)	(171,993)
Leasing equipment, net of accumulated depreciation	$738,335	$748,945

There were no assets recorded under capital leases as of March 31, 2012 and December 31, 2011, respectively.

4. Borrowings

CLI Funding IV Credit Facility

On March 27, 2012, CLI Funding IV LLC, an indirect wholly owned subsidiary of the Company, amended and restated in its entirety its existing credit facility, dated May 18, 2010 (as amended and restated, the “Amended and Restated Credit Agreement”).  The Amended and Restated Credit Agreement increases the total commitments of the Lenders available to $300,000 from $200,000 and extends the Scheduled Termination Date to March 27, 2014, from May 9, 2013.

The following is a summary of the Company’s borrowings:

	March 31, 2012	December 31, 2011
Container Asset-Backed Securitizations:
Series 2006-1 Notes	$274,586	$290,128
CLI Funding III Credit Facility	227,201	245,153
CLI Funding IV Credit Facility	169,500	76,000
CLI Funding V Credit Facility	448,755	460,164
Unsecured Term Notes	50,000	50,000
Container Revolving Credit Facility	71,000	79,000
Total debt	1,241,042	1,200,445
Less current maturities	(155,732)	(161,171)
Long-term debt, less current maturities	$1,085,310	$1,039,274

The Company has debt obligations that are collateralized by the Company’s restricted cash, leasing equipment and net investment in direct finance leases.  As of March 31, 2012 and December 31, 2011, assets pledged as collateral on the Company’s debt amounted to $1,432,120 and $1,406,502, respectively.

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

The Company’s interest rate derivatives involve counterparty credit risk.  As of March 31, 2012, all of the Company’s interest rate derivatives are held with counterparties or guaranteed by parties with a credit rating of at least A3 by Moody’s.  The Company monitors the credit risk associated with these instruments periodically to validate that it is probable that the counterparty (or guarantor) will perform.  As of March 31, 2012, the Company does not anticipate that any of these counterparties will fail to meet their obligations.  As of March 31, 2012, there are no credit risk related contingent features in any of the Company’s derivative agreements.

The Company held the following interest rate derivatives designated as cash flow hedges as of March 31, 2012:

Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Floating Rate	Fixed Interest Rate	Fair Value (a)
CLI Funding Series 2006-1	7,917	Feb-2006	Oct-2013	1M LIBOR	4.1450%	(267)
CLI Funding Series 2006-1	31,458	Feb-2006	Dec-2013	1M LIBOR	4.2990%	(1,226)
CLI Funding Series 2006-1	13,125	Feb-2006	Dec-2013	1M LIBOR	4.9200%	(532)
CLI Funding Series 2006-1	131,292	Aug-2006	Jun-2016	1M LIBOR	5.2950%	(15,298)
CLI Funding Series 2006-1	43,294	Jan-2009	Aug-2016	1M LIBOR	4.6400%	(3,998)
CLI Funding Series 2006-1	47,500	Jan-2009	Aug-2016	1M LIBOR	4.9500%	(4,591)
CLI Funding III, LLC	—	Jun-2008	Jun-2018	1M LIBOR	5.2900%	(51)
CLI Funding III, LLC	12,222	May-2008	Feb-2018	1M LIBOR	4.5200%	(1,338)
CLI Funding III, LLC	24,449	May-2008	Jul-2017	1M LIBOR	4.5300%	(2,225)
CLI Funding III, LLC	51,991	May-2008	Feb-2018	1M LIBOR	4.2075%	(3,524)
CLI Funding III, LLC	3,717	Jul-2008	Jun-2016	1M LIBOR	4.0500%	(402)
CLI Funding III, LLC	16,000	Jul-2008	Jul-2017	1M LIBOR	4.1000%	(982)
CLI Funding III, LLC	10,050	Jul-2008	Dec-2018	1M LIBOR	3.6420%	(138)
CLI Funding III, LLC	36,393	Mar-2010	Nov-2014	1M LIBOR	2.0200%	(1,020)
CLI Funding III, LLC	17,852	Jan-2011	May-2017	1M LIBOR	1.6250%	(408)
Total interest rate derivatives designated as cash flow hedges	$447,260					$(36,000)

(a)	All interest rate derivatives are recorded in fair value of derivative instruments in the liabilities section of the consolidated balance sheets.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

The following tables set forth the net of tax effect of the Company’s cash flow hedge derivative instruments on the consolidated financial statements for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31, 2012
	Effective Portion			Ineffective Portion
Derivative Instrument	Change in Unrealized (Gain) Loss Recognized in OCI(a)	Location of (Gain) Loss reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified from Accumulated OCI into Income(b)	Location of (Gain) Loss Recognized Directly in Income	(Gain) Loss Recognized Directly in Income
Interest rate derivatives	(2,462)	Interest expense	5,412	Interest expense	(547)

	For the Three Months Ended March 31, 2011
	Effective Portion			Ineffective Portion
Derivative Instrument	Change in Unrealized (Gain) Loss Recognized in OCI(a)	Location of (Gain) Loss reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified from Accumulated OCI into Income(b)	Location of (Gain) Loss Recognized Directly in Income	(Gain) Loss Recognized Directly in Income
Interest rate derivatives	(2,165)	Interest expense	6,238	Interest expense	(1,932)

(a)
Represents the change in the fair market value of the Company’s interest rate derivatives, net of tax, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives.

(b)	Represents the amount of actual cash paid related to the net settlements of the interest rate derivatives and amortization of deferred losses on the Company’s terminated derivatives as follows:

	Three months ended March 31,
	2012	2011

Net settlement of interest rate derivatives	$4,593	$5,498
Amortization of terminated derivatives	819	740

As of March 31, 2012, the amount of Accumulated OCI related to derivatives was $(30,003).  The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $16,351 and the amortization of deferred net losses on the Company’s terminated derivatives of $2,266.

6. Income Taxes

The consolidated income tax expense for the three months ended March 31, 2012 and 2011 was determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 2012 and 2011, respectively. The Company’s effective tax rate differs from the U.S. federal tax rate of 35% primarily due to its lower or nontaxed foreign sourced income.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

7. Commitments and Contingencies

Lease Commitments

The Company and its subsidiaries are parties to various operating leases relating to office facilities, transportation vehicles, and certain other equipment with various expiration dates through 2016. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses.

As of March 31, 2012, the aggregate minimum rental commitment under operating leases having initial or remaining noncancelable lease terms in excess of one year was $1,113.

8. Share Based Payments

A summary of the restricted shares under the Company’s incentive plan is as follows:

	Shares	Weighted-average per share at grant date
Nonvested at January 1, 2012	231,207	$13.47
Granted	125,000	16.68
Vested	(49,283)	14.76
Nonvested at March 31, 2012	306,924	$14.57

The Company recorded compensation expense of $403 and $284 for the three months ended March 31, 2012 and 2011, respectively. Compensation expense is recorded as a component of selling, general and administrative expenses in the Company’s consolidated statements of operations. Total unrecognized compensation cost was approximately $3,969 at March 31, 2012 which is expected to be recognized over the remaining weighted-average vesting period of 2.3 years.

9. Earnings per Share and Dividends

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

	Three months ended March 31,
	2012	2011
Weighted-average shares:
Common shares outstanding	19,981,435	19,902,152
Restricted common shares	232,748	177,646
Total weighted-average shares	20,214,183	20,079,798

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

The calculation for basic and diluted earnings per share is as follows:

	Three months ended March 31,
	2012	2011

Net income	$11,315	$10,124
Less: Undistributed earnings allocated to restricted shareholders	(130)	(90)
Income attributable to common shareholders	$11,185	$10,034

Income per share attributable to common shareholders:
Basic	$0.56	$0.50
Diluted	$0.56	$0.50

There were no potentially dilutive common shares for any period in these consolidated financial statements.

On February 29, 2012, the Company’s Board of Directors approved and declared a $0.26 per share cash dividend on its issued and outstanding common shares, payable on March 20, 2012 to shareholders of record at the close of business on March 13, 2012.

10. Geographic Information

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

	Three Months Ended March 31,
Total revenues	2012	2011
Asia	$21,059	$12,321
Australia/New Zealand	110	156
Europe/Africa/Middle East	17,247	13,335
North America	4,168	4,820
South America	6,438	6,189
	$49,022	$36,821

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

11. Related Party Transactions

Shareholder Note and Dividend

In August 2010, the Company distributed $3.75 million to the Initial Shareholder in the form of a loan which was used to make interest and principal payments on Seacastle’s Credit Facility.  In September 2010, the Company distributed $4.4 million to the Initial Shareholder in the form of a loan which was used to make interest and principal payments and pay fees on Seacastle’s Credit Facility.  The loans have an annual interest rate of 3% and are payable in full upon maturity in 2015.  Interest income earned from this note was $64 and $61 for the three months ended March 31, 2012 and 2011, respectively.

12. Fair Value of Financial Instruments

The following tables set forth the valuation of the Company’s financial assets and liabilities measured at fair value on a recurring basis by input levels as of March 31, 2012 and December 31, 2011:

	Fair Value as of March 31,	Fair Value Measurement as of March 31, 2012 Using Fair Value Hierarchy
	2012	Level 1	Level 2	Level 3
Assets:
Restricted cash	$32,659	$32,659	$—	$—
Liabilities:
Derivative instruments	36,000	—	36,000	—

	Fair Value as of December 31,	Fair Value Measurement as of December 31, 2011 Using Fair Value Hierarchy
	2011	Level 1	Level 2	Level 3
Assets:
Restricted cash	$29,649	$29,649	—	—
Liabilities:
Derivative instruments	38,750	—	38,750	—

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

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)

Long-term debt	$(1,241,042)	$(1,266,724)	$(1,200,445)	$(1,206,707)
Derivative Instrument	(36,000)	(36,000)	(38,750)	(38,750)

13. Subsequent Events

Dividend

On May 7, 2012, the Company’s Board of Directors approved and declared a $0.28 per share cash dividend on its issued and outstanding common stock, payable on June 14, 2012 to shareholders of record at the close of business on June 7, 2012.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties.  You should read the following discussion in conjunction with our historical consolidated financial statements included in this Form 10-Q and our annual audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under ‘‘Risk Factors’’ included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

SeaCube Container Leasing Ltd (“SeaCube” or “the Company”) is one of the world’s largest container leasing companies based on total assets.  Containers are the primary means by which products are shipped internationally because they facilitate efficient movement of goods via multiple transportation modes including ships, rail and trucks.  The principal activities of our business include the acquisition, leasing, re-leasing and subsequent sale of refrigerated and dry containers and generator sets.  The Company leases our containers primarily under long-term contracts to a diverse group of the world’s leading shipping lines.  As of March 31, 2012, we employ 77 people in seven offices worldwide and have total assets of 1.6 billion.

As of March 31, 2012, we own or manage a fleet of 580,379 units, representing 914,313 TEUs of containers and generator sets.  For the three months ended March 31, 2012, our average utilization was 97.7%, as measured in units.

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

The tables below summarize the composition of our fleet by unit and TEU as of March 31, 2012:

Equipment Fleet by Units

	Refrigerated	Dry	Gensets	Total
Operating Leases	37,113	104,876	2,562	144,551
Direct Finance Leases	21,529	253,179	2,543	277,251
Total Owned	58,642	358,055	5,105	421,802
Managed	25,862	131,354	1,361	158,577
Total Fleet	84,504	489,409	6,466	580,379

Equipment Fleet by TEUs

	Refrigerated	Dry	Gensets	Total
Operating Leases	68,279	164,161	2,562	235,002
Direct Finance Leases	41,512	392,215	2,543	436,270
Total Owned	109,791	556,376	5,105	671,272
Managed	48,590	193,090	1,361	243,041
Total Fleet	158,381	749,466	6,466	914,313

The table below summarizes the composition of our owned fleet by net book value as of March 31, 2012:

Container Fleet by Net Book Value

	Refrigerated	Dry	Gensets	Total
Operating Leases	$414,928	$311,454	$11,953	$738,335
Direct Finance Leases	208,788	448,546	14,218	671,552
Total Fleet	$623,716	$760,000	$26,171	$1,409,887

Results of Operations

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011	$ Change	% Change
	(dollars in thousands)
Equipment leasing revenue	$29,930	$21,765	$8,165	38%
Finance revenue	16,283	12,625	3,658	29%
Other revenue	2,809	2,431	378	16%
Total revenues	$49,022	$36,821	$12,201	33%

Revenue

Total revenue was $49.0 million for the three months ended March 31, 2012 compared to $36.8 million for the three months ended March 31, 2011, an increase of $12.2 million or 33%.

Equipment leasing revenue was $29.9 million for the three months ended March 31, 2012 compared to $21.8 million for the three months ended March 31, 2011, an increase of $8.2 million or 38%.  This was primarily due to the average on-hire fleet increasing by 47,100 units.

Finance revenue was $16.3 million for the three months ended March 31, 2012 compared to $12.6 million for the three months ended March 31, 2011, an increase of $3.7 million or 29%.  The increase was the result of new investments that were made in excess of the amortization of the current lease portfolio.

Other revenue, which includes management fee revenues and re-billable costs to our lessees, was $2.8 million for the three months ended March 31, 2012 compared to $2.4 million for the three months ended March 31, 2011, an increase of $0.4 million or 16%. This increase was attributable to higher rebillable costs of $0.5 million, which was partially offset by lower management fee revenues of $0.1 million.

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011	$ Change	% Change
	(dollars in thousands)
Direct operating expenses	$1,395	$979	$416	42%
Selling, general and administrative expenses	6,103	5,894	209	4%
Depreciation expenses	12,910	9,904	3,006	30%
Provision for doubtful accounts	535	—	535	*
Impairment of leasing equipment held for sale	849	196	653	*
Total	$21,792	$16,973	$4,819	28%

*	Not meaningful.

Direct Operating Expenses

Direct operating expenses were $1.4 million for the three months ended March 31, 2012, compared to $1.0 million for the three months ended March 31, 2011, an increase of $0.4 million or 42%.  During the current year period, more containers were returned upon the completion of their lease than in the prior year period resulting in higher positioning as well as maintenance and repair costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6.1 million for the three months ended March 31, 2012, compared to $5.9 million for the three months ended March 31, 2011, an increase of $0.2 million or 4%.  This is primarily due to merit increases and higher incentive compensation expense in the current period.

Depreciation Expenses

Depreciation of leasing equipment was $12.9 million for the three months ended March 31, 2012 compared to $9.9 million for three months ended March 31, 2011, an increase of $3.0 million or 30%. Depreciation on new additions net of disposals and sales accounted for an increase of $3.2 million, which was partially offset by a decrease of $0.2 million due to equipment reaching the end of their depreciable lives.

Provision for Doubtful Accounts

Provision for doubtful accounts was $0.5 million for the three months ended March 31, 2012 compared to $0.0 million for three months ended March 31, 2011.  In the prior year period, we had no bad debt expense.  In the current quarter, we increased our provision for doubtful accounts to reserve for a few small customers.

Impairment of Leasing Equipment Held for Sale

We recorded an impairment of leasing equipment held for sale of $0.8 million for the three months ended March 31, 2012, compared to $0.2 million for the three months ended March 31, 2011, an increase of $0.7 million. We evaluate the recovery of our containers and gensets designated for sale and record a loss if the ultimate sales value is expected to be below the current carrying cost.  The majority of our impairments occur at the conclusion of an operating lease when our equipment is older and has incurred a certain amount of damage that the lessee is responsible for.  These impairments do not include amounts that we recover from lessees to return containers to leasable condition, in accordance with industry standards. We bill our lessees for the cost to repair equipment to this industry standard even if we do not repair the container. This revenue is recorded as Other Revenue and does not offset impairment losses.  In the current year period, we had more containers returned and sold upon the completion of their lease term.

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011	$ Change	% Change
	(dollars in thousands)
Interest expense	$16,723	$9,350	$7,373	79%
Interest income	(69)	(74)	5	*
Other expenses (income), net	(559)	367	(926)	*
Total	$16,095	$9,643	$6,452	67%

*	Not meaningful.

Interest Expense

Interest expense was $16.7 million for the three months ended March 31, 2012, compared to $9.4 million for the three months ended March 31, 2011, an increase of $7.4 million or 79%.  Our weighted average debt balance for the three months ended March 31, 2012 increased by approximately $419 million due to our investment in new containers, resulting in a $5.4 million increase in interest cost.  In addition, non-cash interest expense increased in the current period by $2.0 million which included higher amortization of deferred financing fees of $0.5 million, a decrease in gains recognized directly into income for ineffective derivatives of $1.4 million and higher amortization of terminated derivatives of $0.1 million.

Interest Income

Interest income was $0.1 million for both the three months ended March 31, 2012 and 2011.

Other Expense (Income), Net

Other expense (income), net was $(0.6) million for the three months ended March 31, 2012, compared to $0.4 million for the three months ended March 31, 2011.  This is attributable to higher gains on the sale of equipment in the current year period due to more containers being returned and sold upon the completion of leases.

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	$(180)	$81	(261)	*

*	Not meaningful.

Provision (benefit) for income taxes was $(0.2) million for the three months ended March 31, 2012 compared to $0.1 million for the three months ended March 31, 2011. The change in the effective tax rate is primarily attributable to the impact of the U.S. effectively connected income tax liability on the overall provision calculation.

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011	$ Change	% Change
	(dollars in thousands)
Net income	$11,315	$10,124	$1,191	12%
Adjusted net income**	$12,465	$9,274	$3,191	34%
Adjusted EBITDA**	$70,533	$52,861	$17,672	33%

**
Adjusted net income and adjusted EBITDA are measures of financial and operational performance that are not defined by U.S. GAAP.  See “Non-GAAP Measures” for the discussion of adjusted net income and adjusted EBITDA as a non-GAAP measures and their reconciliation to net income (loss).

Net Income

Net income was $11.3 million for the three months ended March 31, 2012 as compared to $10.1 million for the three months ended March 31, 2011. The increase in net income was attributable to the items above.

Adjusted Net Income

Adjusted net income was $12.5 million for the three months ended March 31, 2012 compared to $9.3 million for the three months ended March 31, 2011, an increase of $3.2 million or 34%. In addition to the changes in net income noted above, the three months ended March 31, 2012, includes an increase in the non-cash interest expense of $2.0 million, which is excluded from the adjusted net income calculation.

Adjusted EBITDA

Adjusted EBITDA was $70.5 million for the three months ended March 31, 2012 compared to $52.9 million for the three months ended March 31, 2011, an increase of $17.7 million or 33%. In addition to the changes in net income noted above, the three months ended March 31, 2012, includes higher depreciation of $3.0 million and higher interest expense of $7.4 million, which are excluded from the adjusted EBITDA calculation.  In addition, the current year period had higher collections on investments in direct financing leases of $6.4 million.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily from the following sources:

●
Revenues including operating lease revenues, total finance lease collections, billings to lessors for repairs and maintenance, and asset management fees. Cash flows from operating activities and principal collections on finance leases were $55.6 million and $51.6 million for the three months ended March 31, 2012 and 2011, respectively.

●	Lines of credit and other secured borrowings, under which $1,241.0 million was outstanding and $179.5 million was available as of March 31, 2012.

●	Sales of our older leasing equipment, which was $5.2 million and $3.5 million for the three months ended March 31, 2012 and 2011, respectively.

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

On March 27, 2012, CLI Funding IV LLC, an indirect wholly owned subsidiary of the Company, amended and restated in its entirety its existing credit facility, dated May 18, 2010 (as amended and restated, the “Amended and Restated Credit Agreement”).  The Amended and Restated Credit Agreement increases the total commitments of the Lenders available to $300 million from $200 million and extends the Scheduled Termination Date to March 27, 2014, from May 9, 2013. We will use the net proceeds of the offering for container purchases and other general business purposes.

Liquidity Needs to Acquire Equipment to be Leased

The acquisition of leasing assets fuels our growth. As a result, we expect to invest substantial funds to acquire containers and gensets, although there can be no assurances as to the timing and amount of such acquisitions.  Going forward, provided there is sufficient demand, production capacity, appropriate pricing and available financing, we intend to invest in new containers at a level that is consistent with our historical investment activity. As of April 30, 2012, SeaCube has ordered approximately $240.8 million of new equipment for delivery through September 2012.  Of this amount, approximately $153.1 million, or 64%, has been committed to long-term leases.

Cash Flow

The following table sets forth certain historical cash flow information for the three months ended March 31, 2012 and 2011.

Cash Flows:	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(dollars in thousands)
Net cash provided by operating activities	$25,776	$28,151
Net cash provided by (used in) investing activities	(54,351)	(138,633)
Net cash provided by (used in) financing activities	34,304	117,260
Effect of changes in exchange rates on cash and cash equivalents	9	30
Net increase (decrease) in cash and cash equivalents	$5,738	$6,808

Net cash provided by operating activities was $25.8 million and $28.2 million for the three months ended March 31, 2012 and 2011, respectively, a $2.4 million decrease.  The decrease was primarily the result of a modest working capital increase in the current period offset by an increase in profitability.

Net cash provided by (used in) investing activities was $(54.4) million and $(138.6) million for the three months ended March 31, 2012 and 2011, respectively, a $84.3 million increase to cash flow.  The primary driver of the increase is the timing of purchases of leased equipment as well as investment in direct finance leases.  Our restricted cash balances increased by $3.0 million in the three months ended March 31, 2012 versus $25.2 million in the three months ended March 31, 2011. In addition, we had higher collections on net investment in direct finance leases and higher proceeds from the sale of leasing equipment of $6.4 million and $1.7 million, respectively.

Net cash provided by (used in) financing activities was $34.3 million and $117.3 million for the three months ended March 31, 2012 and 2011, respectively, a decrease of $83.0 million to cash flow.  During the current period, the proceeds of long-term debt (net of payments) decreased by $85.6 million versus the prior period.  This is primarily attributable to higher proceeds in the prior year period from the Series 2011-1 Notes.  In conjunction with the closing of the Series 2011-1 Notes and the repayment of the borrowings under CLIF IV in the prior year period, we incurred debt issuance costs of $3.8 million and paid $0.7 million, which represented the fair value of the derivative on the CLIF IV borrowings.  These increases to cash flow were partially offset by higher dividends paid during the three months ended March 31, 2012 of $1.3 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2012.

Non-GAAP Measures

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

We define adjusted net income (loss) as net income before non-cash interest expense related to terminations and modifications of derivative instruments, losses on retirement of debt, fair value adjustments on derivative instruments, loss on swap terminations, and write-offs of goodwill. We use adjusted net income to assess our consolidated financial and operating performance, and we believe this non-GAAP measure is helpful to management and investors in identifying trends in our performance. This measure helps management make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. Adjusted net income provides us with a measure of financial performance of the business based on operational factors including the profitability of assets on an economic basis net of operating expenses and the capital costs of the business on a consistent basis as it removes the impact of certain non-routine and non-cash items from our operating results.  Adjusted net income is a key metric used by senior management and our board of directors to review the consolidated financial performance of the business.

The following table shows the reconciliation of net income, the most directly comparable U.S. GAAP measure to adjusted net income:

	Three Months Ended March 31,
	2012	2011
Net income	$11,315	$10,124
Non-cash interest expense, net of tax	1,150	(850)
Adjusted net income	$12,465	$9,274

Adjusted EBITDA

Adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) is a measure of financial and operating performance that is not defined by U.S. GAAP and should not be considered a substitute for net income, income from operations or cash flow from operations, as determined in accordance with U.S. GAAP.

We define adjusted EBITDA as income (loss) from continuing operations before income taxes, interest expenses including loss on retirement of debt, depreciation and amortization, fair value adjustments on derivative instruments, loss on terminations and modification of derivative instruments, gain on sale of assets, and write-offs of goodwill plus principal collections on direct finance lease receivables. SeaCube has presented adjusted EBITDA as a supplemental financial measure as a means to evaluate performance of the Company’s business. SeaCube believes that, when viewed with GAAP results and the accompanying reconciliation, it provides a more complete understanding of factors and trends affecting the Company’s business than the GAAP results alone.

The following table shows the reconciliation of net income, the most directly comparable U.S. GAAP measure to adjusted EBITDA:

SeaCube Container Leasing Ltd.
Non-GAAP Reconciliation of Adjusted EBITDA
(Amounts in thousands)
(unaudited)

	Three months ended March 31,
	2012	2011
Net income	$11,315	$10,124
Provision (benefit) for income taxes	(180)	81
Depreciation expenses	12,910	9,904
Interest expense, net of interest income	16,654	9,276
Collections on net investment in direct financing leases, net of interest earned	29,834	23,476
Adjusted EBITDA	$70,533	$52,861

New Accounting Pronouncements

Adopted in 2012

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity.  The Company may either present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company adopted ASU 2011-05 on January 1, 2012 and now presents the components of net income and other comprehensive income in two separate but consecutive statements.

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

Interest Rate Risk

We have long-term debt obligations that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. We have entered into interest rate swap agreements to mitigate the impact of changes in interest rates that may result from fluctuations in the variable rates of interest accrued by our long-term debt obligations.  Based on the debt obligation payable as of March 31, 2012, we estimate that cash flows from interest expense relating to variable rate debt and the relevant interest rate swap agreement would increase by $0.07 million on an annual basis in the event interest rates were to increase by 10%.

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

Item 4.   Controls and Procedures

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011. As of the date of this Form 10-Q, there have been no significant changes from the risk factors previously disclosed therein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

ITEM 4.	Mine Safety Disclosures

NONE

Item 5.	Other Information

NONE

Item 6.	Exhibits

Exhibit No.	Description
10.24
Amended and Restated Credit Agreement, dated March 27, 2012 between CLI Funding IV LLC and Wells Fargo Bank, National Association, Deutsche Bank Trust Company America and other lenders from time to time and Wells Fargo Securities, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2012).

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

Date:           May 8, 2012

SEACUBE CONTAINER LEASING LTD.
Registrant

By:	/s/Stephen P. Bishop
Stephen P. Bishop
Chief Operating and Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)