Form 10-Q
period 2012-06-30
SeaCube Container Leasing Ltd.
filed 2012-08-07
CIK 1487999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

or

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

The number of outstanding shares of the Registrant’s Common Stock as of August 1, 2012 was 20,288,359.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SeaCube Container Leasing Ltd.
Consolidated Balance Sheets
(Amounts in thousands, except for share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$22,315	$15,006
Restricted cash	38,222	29,649
Accounts receivable, net of allowance of $3,969 and $3,290, respectively	37,344	41,570
Net investment in direct finance leases	674,589	639,248
Leasing equipment, net of accumulated depreciation of $157,769 and
$171,993, respectively	770,426	748,945
Goodwill	22,483	22,483
Shareholder note	8,625	8,498
Other assets	23,167	19,903
Total assets	$1,597,171	$1,525,302
Liabilities and shareholders’ equity

Liabilities:
Equipment purchases payable	$55,085	$26,305
Accrued expenses and other liabilities	36,082	37,097
Fair value of derivative instruments	33,606	38,750
Deferred income	1,294	2,044
Deferred income taxes	1,267	1,532
Debt:
Due within one year	193,384	161,171
Due after one year	1,038,769	1,039,274
Total debt	1,232,153	1,200,445
Total liabilities	1,359,487	1,306,173
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized	—	—
Common shares, $0.01 par value, 400,000,000 shares authorized;
20,288,359 shares issued and outstanding at June 30, 2012;
20,163,359 shares issued and outstanding at December 31, 2011	202	201
Additional paid in capital	219,740	218,879
Retained earnings	45,121	32,916
Accumulated other comprehensive income (loss)	(27,379)	(32,867)
Total shareholders’ equity	237,684	219,129
Total liabilities and shareholders’ equity	$1,597,171	$1,525,302

See accompanying notes.

SeaCube Container Leasing Ltd.
Consolidated Statements of Operations
(Amounts in thousands, except for per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Equipment leasing revenue	$30,023	$24,953	$59,953	$46,718
Finance revenue	16,606	13,711	32,889	26,336
Other revenue	2,807	2,100	5,616	4,531
Total revenues	49,436	40,764	98,458	77,585
Expenses:
Direct operating expenses	1,433	1,270	2,828	2,249
Selling, general and administrative expenses	6,106	5,751	12,209	11,645
Depreciation expenses	13,247	11,013	26,157	20,917
Provision for doubtful accounts	135	40	670	40
Impairment of leasing equipment held for sale	561	169	1,410	365
Interest expense, including non-cash interest of $1,479, $2,086, $2,611 and $1,239, respectively	16,884	14,509	33,607	23,859
Interest income	(69)	(69)	(138)	(143)
Other expenses (income), net	(760)	65	(1,319)	432
Total expenses	37,537	32,748	75,424	59,364

Income before provision for income taxes	11,899	8,016	23,034	18,221
Provision (benefit) for income taxes	53	(258)	(127)	(177)
Net income	$11,846	$8,274	$23,161	$18,398
Net income per common share
Basic	$0.58	$0.41	$1.14	$0.91
Diluted	$0.58	$0.41	$1.14	$0.91
Dividend per common share	$0.28	$0.22	$0.54	$0.44

See accompanying notes.

SeaCube Container Leasing Ltd.
Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$11,846	$8,274	$23,161	$18,398

Other comprehensive income, net of tax:
Net derivative loss reclassified into earnings	739	1,132	1,558	1,872
Unrealized gain (loss) on derivative instruments, net of tax of $143,$(47), $70 and $75, respectively	1,932	(1,521)	4,063	1,812
Foreign currency translation	(142)	6	(133)	36
Other comprehensive income	2,529	(383)	5,488	3,720

Comprehensive Income	$14,375	$7,891	$28,649	$22,118

See accompanying notes.

SeaCube Container Leasing Ltd.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$23,161	$18,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,147	21,941
Provision for doubtful accounts	670	40
Loss (gain) on sale of leasing equipment	(1,323)	294
Stock based compensation	862	574
Derivative loss reclassified into earnings	1,558	1,872
Ineffective portion of cash flow hedges	(937)	(1,665)
Impairment of leasing equipment held for sale	1,410	365
Changes in operating assets and liabilities:
Accounts receivable	3,556	(6,007)
Other assets	1,387	(245)
Accounts payable, accrued expenses and other liabilities	651	10,533
Deferred income	(750)	175
Net cash provided by operating activities	58,392	46,275
Cash flows from investing activities
Proceeds from sale of leasing equipment	11,095	5,925
Collections on net investment in direct finance leases, net of interest earned	58,861	50,763
(Increase) decrease in restricted cash	(8,573)	(4,085)
Purchase of fixed assets	(21)	(45)
Purchase of leasing equipment	(48,119)	(220,142)
Investment in direct financing leases	(77,218)	(96,557)
Increase in Shareholder Note	(128)	(123)
Net cash provided by (used in) investing activities	(64,103)	(264,264)
Cash flows from financing activities
Proceeds from long-term debt	416,000	527,000
Repayments of long-term debt	(384,292)	(297,122)
Cash paid for debt issuance fees	(5,544)	(7,489)
Cash paid for derivatives	—	(676)
Dividends paid	(10,956)	(8,440)
Other financing activities	(2,054)	(677)
Net cash provided by (used in) financing activities	13,154	212,596
Effect of changes in exchange rates on cash and cash equivalents	(134)	37
Net increase in cash and cash equivalents	7,309	(5,356)
Cash and cash equivalents, beginning of period	15,006	17,868
Cash and cash equivalents, end of period	$22,315	$12,512
Supplemental disclosures of cash flow information
Cash paid for interest	$30,039	$21,244
Cash paid for taxes	$38	$191

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

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

2. Leasing Activity

Equipment Leasing Revenue

The Company has noncancelable operating leases for its leasing equipment.  As of June 30, 2012, future minimum lease revenue under these agreements was estimated as follows:

Total Amount
2012	$48,340
2013	87,161
2014	74,715
2015	66,117
2016	49,706
Thereafter	77,045
$403,084
Finance Revenue

At June 30, 2012, receivables under these direct finance leases are collectible through 2024 as follows:

	Total Lease Receivables	Unearned Lease Income	Net Lease Receivables
2012	$93,302	$31,433	$61,869
2013	181,706	53,615	128,091
2014	198,215	39,948	158,267
2015	118,154	25,604	92,550
2016	100,607	21,106	79,501
Thereafter	187,706	33,395	154,311
	$879,690	$205,101	$674,589

The Company does not record an allowance for credit losses associated with direct finance leases. The Company maintains a strong credit performance due to our comprehensive credit underwriting and monitoring in addition to certain attributes of our business including the size and quality of our customers and our ability to recover containers and remarket them in default situations.

As of June 30, 2012 and December 31, 2011, the Company had guaranteed and unguaranteed residual values for leasing equipment on direct finance leases of $121,884 and $113,476, respectively.  As of December 31, 2011, the Company had total lease receivables, unearned lease income and net lease receivables of $842,321, $203,073 and $639,248, respectively. The unguaranteed residual values are reflected in the ‘‘Net Lease Receivables’’ above.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

3. Leasing Equipment

The following is a summary of leasing equipment recorded:

	June 30, 2012	December 31, 2011
Dry containers	$403,529	$335,922
Refrigerated containers	503,250	562,550
Generator sets	21,416	22,466
Total	928,195	920,938
Less accumulated depreciation	(157,769)	(171,993)
Leasing equipment, net of accumulated depreciation	$770,426	$748,945

There were no assets recorded under capital leases as of June 30, 2012 and December 31, 2011, respectively.

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

CLI Funding V Credit Facility

On June 21, 2012, CLI Funding V LLC ("CLIF V"), an indirect wholly owned subsidiary of the Company, completed the offering of $225 million aggregate principal amount of Series 2012-1 Fixed Rate Secured Notes ("Series 2012-1 Notes"). The Series 2012-1 Notes were issued with an annual interest rate of 4.21%, have a scheduled maturity date of December 18, 2022 and a legal final maturity date of June 18, 2027. The transaction documents contain customary affirmative and negative covenants, financial covenants, representations and warranties, and events of default, which are subject to various exceptions and qualifications.

Container Revolving Credit Facility

On June 27, 2012, CLI amended and restated its existing revolving credit agreement, dated November 3, 2010 (as amended and restated, the “Fifth Amended and Restated Revolving Credit Agreement”).  The Fifth Amended and Restated Revolving Credit Agreement (i) increases the total commitments of the lenders available to CLI to $150 million from $120 million; and (ii) extends the Maturity Date (as defined therein) to June 27, 2015, from November 3, 2013.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

The following is a summary of the Company’s borrowings:

	June 30, 2012	December 31, 2011
Container Asset-Backed Securitizations:
Series 2006-1 Notes	$259,042	$290,128
CLI Funding III Credit Facility	213,976	245,153
CLI Funding IV Credit Facility	-	76,000
CLI Funding V Credit Facility	662,135	460,164
Unsecured Term Notes	50,000	50,000
Container Revolving Credit Facility	47,000	79,000
Total debt	1,232,153	1,200,445
Less current maturities	(193,384)	(161,171)
Long-term debt, less current maturities	$1,038,769	$1,039,274

The Company has debt obligations that are collateralized by the Company’s restricted cash, leasing equipment and net investment in direct finance leases.  As of June 30, 2012 and December 31, 2011, assets pledged as collateral on the Company’s debt amounted to $1,454,685 and $1,406,502, respectively.

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

The Company’s interest rate derivatives involve counterparty credit risk.  As of June 30, 2012, all of the Company’s interest rate derivatives are held with counterparties or guaranteed by parties with a credit rating of at least A3 by Moody’s.  The Company monitors the credit risk associated with these instruments periodically to validate that it is probable that the counterparty (or guarantor) will perform.  As of June 30, 2012, the Company does not anticipate that any of these counterparties will fail to meet their obligations.  As of June 30, 2012, there are no credit risk related contingent features in any of the Company’s derivative agreements.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)
The Company held the following interest rate derivatives designated as cash flow hedges as of June 30, 2012:

Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Floating Rate	Fixed Interest Rate	Fair Value (a)
CLI Funding Series 2006-1	6,667	Feb-2006	Oct-2013	1M LIBOR	4.1450%	(195)
CLI Funding Series 2006-1	27,083	Feb-2006	Dec-2013	1M LIBOR	4.2990%	(929)
CLI Funding Series 2006-1	11,250	Feb-2006	Dec-2013	1M LIBOR	4.9200%	(394)
CLI Funding Series 2006-1	127,917	Aug-2006	Jun-2016	1M LIBOR	5.2950%	(14,451)
CLI Funding Series 2006-1	41,126	Jan-2009	Aug-2016	1M LIBOR	4.6400%	(3,795)
CLI Funding Series 2006-1	45,000	Jan-2009	Aug-2016	1M LIBOR	4.9500%	(4,316)
CLI Funding III, LLC	—	Jun-2008	Jun-2018	1M LIBOR	5.2900%	(68)
CLI Funding III, LLC	11,659	May-2008	Feb-2018	1M LIBOR	4.5200%	(1,347)
CLI Funding III, LLC	22,445	May-2008	Jul-2017	1M LIBOR	4.5300%	(2,147)
CLI Funding III, LLC	48,091	May-2008	Feb-2018	1M LIBOR	4.2075%	(3,266)
CLI Funding III, LLC	4,402	Jul-2008	Jun-2016	1M LIBOR	4.0500%	(393)
CLI Funding III, LLC	15,250	Jul-2008	Jul-2017	1M LIBOR	4.1000%	(882)
CLI Funding III, LLC	7,364	Jul-2008	Dec-2018	1M LIBOR	3.6420%	(64)
CLI Funding III, LLC	34,429	Mar-2010	Nov-2014	1M LIBOR	2.0200%	(941)
CLI Funding III, LLC	17,326	Jan-2011	May-2017	1M LIBOR	1.6250%	(418)
Total interest rate derivatives designated as cash flow hedges	$420,009					$(33,606)

(a)	All interest rate derivatives are recorded in fair value of derivative instruments in the liabilities section of the consolidated balance sheets.

The following tables set forth the net of tax effect of the Company’s cash flow hedge derivative instruments on the consolidated financial statements for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30, 2012
	Effective Portion			Ineffective Portion
Derivative Instrument	Change in Unrealized (Gain) Loss Recognized in OCI(a)	Location of (Gain) Loss reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified from Accumulated OCI into Income(b)	Location of (Gain) Loss Recognized Directly in Income	(Gain) Loss Recognized Directly in Income
Interest rate derivatives	(2,453)	Interest expense	5,124	Interest expense	(390)

	For the Three Months Ended June 30, 2011
	Effective Portion			Ineffective Portion
Derivative Instrument	Change in Unrealized (Gain) Loss Recognized in OCI(a)	Location of (Gain) Loss reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified from Accumulated OCI into Income(b)	Location of (Gain) Loss Recognized Directly in Income	(Gain) Loss Recognized Directly in Income
Interest rate derivatives	(7,295)	Interest expense	6,906	Interest expense	267

	For the Six Months Ended June 30, 2012
	Effective Portion			Ineffective Portion
Derivative Instrument	Change in Unrealized (Gain) Loss Recognized in OCI(a)	Location of (Gain) Loss reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified from Accumulated OCI into Income(b)	Location of (Gain) Loss Recognized Directly in Income	(Gain) Loss Recognized Directly in Income
Interest rate derivatives	(4,915)	Interest expense	10,536	Interest expense	(937)

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

(b)	Represents the amount of actual cash paid related to the net settlements of the interest rate derivatives and amortization of deferred losses on the Company’s terminated derivatives as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net settlement of interest rate derivatives	$4,385	$5,774	$8,978	$11,272
Amortization of terminated derivatives	739	1,132	1,558	1,872

As of June 30, 2012, the amount of Accumulated OCI related to derivatives was $26,508.  The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $15,289 and the amortization of deferred net losses on the Company’s terminated derivatives of $1,838.

6. Income Taxes

The consolidated income tax expense for the three and six months ended June 30, 2012 and 2011 was determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 2012 and 2011, respectively. The Company’s effective tax rate differs from the U.S. federal tax rate of 35% primarily due to its nontaxed or lower foreign sourced income.  The Company is not subject to taxation in its country of incorporation.  In addition, although the Company is subject to taxation in certain other jurisdictions, none of those taxable amounts are material.

7. Commitments and Contingencies

Lease Commitments

The Company and its subsidiaries are parties to various operating leases relating to office facilities, transportation vehicles, and certain other equipment with various expiration dates through 2016. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses.

As of June 30, 2012, the aggregate minimum rental commitment under operating leases having initial or remaining noncancelable lease terms in excess of one year was $960.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)
8. Share Based Payments

A summary of the restricted shares under the Company’s incentive plan is as follows:

	Shares	Weighted-average per share at grant date
Nonvested at January 1, 2012	231,207	$13.47
Granted	125,000	16.68
Vested	(86,132)	12.79
Nonvested at June 30, 2012	270,075	$15.08

The Company recorded compensation expense of $459 and $862 for the three and six months ended June 30, 2012, respectively, and $291 and $574 for the three and six months ended June 30, 2011, respectively. Compensation expense is recorded as a component of selling, general and administrative expenses in the Company’s consolidated statements of operations. Total unrecognized compensation cost was approximately $3,510 at June 30, 2012 which is expected to be recognized over the remaining weighted-average vesting period of 2.1 years.

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Weighted-average shares:
Common shares outstanding	20,018,284	19,932,152	20,018,284	19,932,152
Restricted common shares	270,075	231,207	232,987	189,657
Total weighted-average shares	20,288,359	20,163,359	20,251,271	20,121,809

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

The calculation for basic and diluted earnings per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net income	$11,846	$8,274	$23,161	$18,398
Less: Undistributed earnings allocated to restricted shareholders	(158)	(95)	(266)	(173)
Income attributable to common shareholders	$11,688	$8,179	$22,895	$18,225

Income per share attributable to common shareholders:
Basic	$0.58	$0.41	$1.14	$0.91
Diluted	$0.58	$0.41	$1.14	$0.91

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

10. Related Party Transactions

Shareholder Note

In August 2010, the Company distributed $3.75 million to the Initial Shareholder in the form of a loan which was used to make interest and principal payments on Seacastle’s Credit Facility.  In September 2010, the Company distributed $4.4 million to the Initial Shareholder in the form of a loan which was used to make interest and principal payments and pay fees on Seacastle’s Credit Facility.  The loans have an annual interest rate of 3% and are payable in full upon maturity in 2015.  Interest income earned from this note was $64 and $128 for the three and six months ended June 30, 2012, respectively, and $62 and $123 for the three and six months ended June 30, 2011, respectively.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)
11. Fair Value of Financial Instruments

The following tables set forth the valuation of the Company’s financial assets and liabilities measured at fair value on a recurring basis by input levels as of June 30, 2012 and December 31, 2011:

	Fair Value	Fair Value Hierarchy
	June 30, 2012	Level 1	Level 2	Level 3
Assets:
Restricted cash	$38,222	$38,222	$—	$—
Liabilities:
Derivative instruments	33,606	—	33,606	—

	Fair Value	Fair Value Hierarchy
	December 31, 2011	Level 1	Level 2	Level 3
Assets:
Restricted cash	$29,649	$29,649	$—	$—
Liabilities:
Derivative instruments	38,750	—	38,750	—

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

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)

Long-term debt	$(1,232,153)	$(1,272,638)	$(1,200,445)	$(1,206,707)
Derivative Instrument	(33,606)	(33,606)	(38,750)	(38,750)

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

12. Subsequent Events

Dividend

On August 6, 2012, the Company’s Board of Directors approved and declared a $0.29 per share cash dividend on its issued and outstanding common stock, payable on September 14, 2012 to shareholders of record at the close of business on September 7, 2012.

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

Overview

SeaCube Container Leasing Ltd (“SeaCube” or “the Company”) is one of the world’s largest container leasing companies based on total assets.  Containers are the primary means by which products are shipped internationally because they facilitate efficient movement of goods via multiple transportation modes including ships, rail and trucks.  The principal activities of our business include the acquisition, leasing, re-leasing and subsequent sale of refrigerated and dry containers and generator sets.  The Company leases our containers primarily under long-term contracts to a diverse group of the world’s leading shipping lines.  As of June 30, 2012, we employ 77 people in seven offices worldwide and have total assets of 1.6 billion.

As of June 30, 2012, we own or manage a fleet of 585,239 units, representing 919,975 TEUs of containers and generator sets.  For the three months ended June 30, 2012, our average utilization was 97.8%, as measured in units.

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

The tables below summarize the composition of our fleet by unit and TEU as of June 30, 2012:

Equipment Fleet by Units

	Refrigerated	Dry	Gensets	Total
Operating Leases	32,632	129,324	2,474	164,430
Direct Finance Leases	26,087	244,074	2,604	272,765
Total Owned	58,719	373,398	5,078	437,195
Managed	24,620	122,078	1,346	148,044
Total Fleet	83,339	495,476	6,424	585,239

Equipment Fleet by TEUs

	Refrigerated	Dry	Gensets	Total
Operating Leases	59,641	198,752	2,474	260,867
Direct Finance Leases	50,724	378,552	2,604	431,880
Total Owned	110,365	577,304	5,078	692,747
Managed	46,237	179,645	1,346	227,228
Total Fleet	156,602	756,949	6,424	919,975

The table below summarizes the composition of our owned fleet by net book value as of June 30, 2012:

Container Fleet by Net Book Value

	Refrigerated	Dry	Gensets	Total
Operating Leases	$380,993	$378,168	$11,265	$770,426
Direct Finance Leases	237,630	423,217	13,742	674,589
Total Fleet	$618,623	$801,385	$25,007	$1,445,015

Results of Operations

Comparison of the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011	$ Change	% Change
	(dollars in thousands)
Equipment leasing revenue	$30,023	$24,953	$5,070	20%
Finance revenue	16,606	13,711	2,895	21%
Other revenue	2,807	2,100	707	34%
Total revenues	$49,436	$40,764	$8,672	21%

Revenue

Total revenue was $49.4 million for the three months ended June 30, 2012 compared to $40.8 million for the three months ended June 30, 2011, an increase of $8.7 million or 21%.

Equipment leasing revenue was $30.0 million for the three months ended June 30, 2012 compared to $25.0 million for the three months ended June 30, 2011, an increase of $5.1 million or 20%.  This was primarily due to the average on-hire fleet increasing by approximately 45,700 units.

Finance revenue was $16.6 million for the three months ended June 30, 2012 compared to $13.7 million for the three months ended June 30, 2011, an increase of $2.9 million or 21%.  The increase was the result of new investments that increased the average size of our finance lease portfolio.

Other revenue, which includes management fee revenues and re-billable costs to our lessees, was $2.8 million for the three months ended June 30, 2012 compared to $2.1 million for the three months ended June 30, 2011, an increase of $0.7 million or 34%. This increase was attributable to higher rebillable costs of $0.6 million and higher management fee revenues of $0.1 million.

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011	$ Change	% Change
	(dollars in thousands)
Direct operating expenses	$1,433	$1,270	$163	13%
Selling, general and administrative expenses	6,106	5,751	355	6%
Depreciation expenses	13,247	11,013	2,234	20%
Provision for doubtful accounts	135	40	95	*
Impairment of leasing equipment held for sale	561	169	392	*
Total	$21,482	$18,243	$3,239	18%

*	Not meaningful.

Direct Operating Expenses

Direct operating expenses were $1.4 million for the three months ended June 30, 2012 compared to $1.3 million for the three months ended June 30, 2011, an increase of $0.2 million or 13%.  During the current year period, more containers were returned upon the completion of their lease than in the prior year period resulting in higher positioning as well as maintenance and repair costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6.1 million for the three months ended June 30, 2012 compared to $5.8 million for the three months ended June 30, 2011, an increase of $0.4 million or 6%.  This is primarily due to merit increases and higher incentive compensation expense in the current period.

Depreciation Expenses

Depreciation of leasing equipment was $13.2 million for the three months ended June 30, 2012 compared to $11.0 million for the three months ended June 30, 2011, an increase of $2.2 million or 20%. Depreciation on new additions net of disposals and sales accounted for an increase of $2.4 million, which was partially offset by a decrease of $0.2 million due to equipment reaching the end of their depreciable lives.

Provision for Doubtful Accounts

Provision for doubtful accounts was $0.1 million for the three months ended June 30, 2012 compared to $0.04 million for the three months ended June 30, 2011.  In the current quarter, provision for doubtful account increased moderately compared to the prior year period.

Impairment of Leasing Equipment Held for Sale

We recorded an impairment of leasing equipment held for sale of $0.6 million for the three months ended June 30, 2012 compared to $0.2 million for the three months ended June 30, 2011, an increase of $0.4 million. We evaluate the recovery of our containers and gensets designated for sale and record a loss if the ultimate sales value is expected to be below the current carrying cost.  The majority of our impairments occur at the conclusion of an operating lease when our equipment is older and has incurred a certain amount of damage that the lessee is responsible for.  These impairments do not include amounts that we recover from lessees to return containers to leasable condition, in accordance with industry standards. We bill our lessees for the cost to repair equipment to this industry standard even if we do not repair the container. This revenue is recorded as Other Revenue and does not offset impairment losses.  In the current year period, we had more containers returned and sold upon the completion of their lease term.

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011	$ Change	% Change
	(dollars in thousands)
Interest expense	$16,884	$14,509	$2,375	16%
Interest income	(69)	(69)	—	—
Other expenses (income), net	(760)	65	(825)	*
Total	$16,055	$14,505	$1,550	11%

*	Not meaningful.

Interest Expense

Interest expense was $16.9 million for the three months ended June 30, 2012 compared to $14.5 million for the three months ended June 30, 2011, an increase of $2.4 million or 16%.  Our weighted average debt balance for the three months ended June 30, 2012 increased by approximately $249 million due to our investment in new containers.  This resulted in an increase of approximately $3 million to interest expense.  This increase was offset by a decrease in non-cash interest expense in the current period by $0.6 million.  Higher amortization of deferred financing fees of $0.4 million was offset by an increase in gains recognized directly into income for ineffective derivatives of $0.6 million and lower amortization of terminated derivatives of $0.4 million.

Interest Income

Interest income was $0.1 million for both the three months ended June 30, 2012 and 2011.

Other Expense (Income), Net

Other expense (income), net was $(0.8) million for the three months ended June 30, 2012 compared to $0.1 million for the three months ended June 30, 2011.  This is attributable to higher gains on the sale of equipment in the current year period due to more containers being returned and sold upon the completion of leases.

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	$53	$(258)	311	*

*	Not meaningful.

Provision (benefit) for income taxes was $0.1 million for the three months ended June 30, 2012 compared to $(0.3) million for the three months ended June 30, 2011. The change in the effective tax rate is primarily attributable to the impact of the U.S. effectively connected income tax liability on the overall provision calculation.

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011	$ Change	% Change
	(dollars in thousands)
Net income	$11,846	$8,274	$3,572	43%
Adjusted net income**	$13,322	$10,375	$2,947	28%
Adjusted EBITDA**	$70,988	$60,756	$10,232	17%

**
Adjusted net income and adjusted EBITDA are measures of financial and operational performance that are not defined by U.S. GAAP.  See “Non-GAAP Measures” for the discussion of adjusted net income and adjusted EBITDA as a non-GAAP measures and their reconciliation to net income (loss).

Net Income

Net income was $11.8 million for the three months ended June 30, 2012 compared to $8.3 million for the three months ended June 30, 2011. The increase in net income was attributable to the items above.

Adjusted Net Income

Adjusted net income was $13.3 million for the three months ended June 30, 2012 compared to $10.4 million for the three months ended June 30, 2011, an increase of $2.9 million or 28%. In addition to the changes in net income noted above, the three months ended June 30, 2012, includes a decrease in non-cash interest expense of $0.6 million, which is excluded from the adjusted net income calculation.

Adjusted EBITDA

Adjusted EBITDA was $71.0 million for the three months ended June 30, 2012 compared to $60.8 million for the three months ended June 30, 2011, an increase of $10.2 million or 17%. In addition to the changes in net income noted above, the three months ended June 30, 2012, includes higher depreciation of $2.2 million and higher interest expense of $2.4 million, which are excluded from the adjusted EBITDA calculation.  In addition, the current year period had higher collections on investments in direct financing leases of $1.7 million.

Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	$ Change	% Change
	(dollars in thousands)
Equipment leasing revenue	$59,953	$46,718	$13,235	28%
Finance revenue	32,889	26,336	6,553	25%
Other revenue	5,616	4,531	1,085	24%
Total revenues	$98,458	$77,585	$20,873	27%

Revenue

Total revenue was $98.5 million for the six months ended June 30, 2012 compared to $77.6 million for the six months ended June 30, 2011, an increase of $20.9 million or 27%.

Equipment leasing revenue was $60.0 million for the six months ended June 30, 2012 compared to $46.7 million for the six months ended June 30, 2011, an increase of $13.2 million or 28%.  This was primarily due to the average on-hire fleet increasing by approximately 46,400 units.

Finance revenue $32.9 million for the six months ended June 30, 2012 compared to $26.3 million for the six months ended June 30, 2011, an increase of $6.6 million or 25%.  The increase was the result of new investments that increased the average size of our finance lease portfolio.

Other revenue, which includes management fee revenues and re-billable costs to our lessees, was $5.6 million for the six months ended June 30, 2012 compared to $4.5 million for the six months ended June 30, 2011, an increase of $1.1 million or 24%. This increase was attributable to higher rebillable costs of $1.1 million.

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	$ Change	% Change
	(dollars in thousands)
Direct operating expenses	$2,828	$2,249	$579	26%
Selling, general and administrative expenses	12,209	11,645	564	5%
Depreciation expenses	26,157	20,917	5,240	25%
Provision for doubtful accounts	670	40	630	*
Impairment of leasing equipment held for sale	1,410	365	1,045	*
Total	$43,274	$35,216	$8,058	23%

*	Not meaningful.

Direct Operating Expenses

Direct operating expenses were $2.8 million for the six months ended June 30, 2012 compared to $2.2 million for the six months ended June 30, 2011, an increase of $0.6 million or 26%.  During the current year period, more containers were returned upon the completion of their lease than in the prior year period resulting in higher positioning as well as maintenance and repair costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $12.2 million for the six months ended June 30, 2012 compared to $11.6 million for the six months ended June 30, 2011, an increase of $0.6 million or 5%.  This is primarily due to merit increases and higher incentive compensation expense in the current period.

Depreciation Expenses

Depreciation of leasing equipment was $26.2 million for the six months ended June 30, 2012 compared to $20.9 million for the six months ended June 30, 2011, an increase of $5.2 million or 25%. Depreciation on new additions net of disposals and sales accounted for an increase of $5.6 million, which was partially offset by a decrease of $0.4 million due to equipment reaching the end of their depreciable lives.

Provision for Doubtful Accounts

Provision for doubtful accounts was $0.7 million for the six months ended June 30, 2012 compared to $0.04 million for the six months ended June 30, 2011. In the current year period, provision for doubtful account increased moderately compared to the prior year period.

Impairment of Leasing Equipment Held for Sale

We recorded an impairment of leasing equipment held for sale of $1.4 million for the six months ended June 30, 2012 compared to $0.4 million for the six months ended June 30, 2011, an increase of $1.0 million. We evaluate the recovery of our containers and gensets designated for sale and record a loss if the ultimate sales value is expected to be below the current carrying cost.  The majority of our impairments occur at the conclusion of an operating lease when our equipment is older and has incurred a certain amount of damage that the lessee is responsible for.  These impairments do not include amounts that we recover from lessees to return containers to leasable condition, in accordance with industry standards. We bill our lessees for the cost to repair equipment to this industry standard even if we do not repair the container. This revenue is recorded as Other Revenue and does not offset impairment losses.  In the current year period, we had more containers returned and sold upon the completion of their lease term.

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	$ Change	% Change
	(dollars in thousands)
Interest expense	$33,607	$23,859	$9,748	41%
Interest income	(138)	(143)	5	*
Other expenses (income), net	(1,319)	432	(1,751)	*
Total	$32,150	$24,148	$8,002	33%

*	Not meaningful.

Interest Expense

Interest expense was $33.6 million for the six months ended June 30, 2012 compared to $23.9 million for the six months ended June 30, 2011, an increase of $9.7 million or 41%.  Our weighted average debt balance for the six months ended June 30, 2012 increased by approximately $335 million due to our investment in new containers.  This resulted in an increase of approximately $8.4 million to interest expense.  In the current year period, there were slightly lower commitment fees of $0.1 million.  In addition, non-cash interest expense increased in the current period by $1.4 million, which included higher amortization of deferred financing fees of $1.0 million and a decrease in gains recognized directly into income for ineffective derivatives of $0.7 million, which was partially offset by lower amortization of terminated derivatives of $0.3 million.

Interest Income

Interest income was $0.1 million for both the six months ended June 30, 2012 and 2011.

Other Expense (Income), Net

Other expense (income), net was $(1.3) million for the six months ended June 30, 2012 compared to $0.4 million for the six months ended June 30, 2011.  This is attributable to higher gains on the sale of equipment in the current year period due to more containers being returned and sold upon the completion of leases.

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	$(127)	$(177)	50	*

*	Not meaningful.

Provision (benefit) for income taxes was $(0.1) million for the six months ended June 30, 2012 compared to $(0.2) million for the six months ended June 30, 2011. The change in the effective tax rate is primarily attributable to the impact of the U.S. effectively connected income tax liability on the overall provision calculation.

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	$ Change	% Change
	(dollars in thousands)
Net income	$23,161	$18,398	$4,763	26%
Adjusted net income**	$25,787	$19,649	$6,138	31%
Adjusted EBITDA**	$141,521	$113,617	$27,904	25%

**
Adjusted net income and adjusted EBITDA are measures of financial and operational performance that are not defined by U.S. GAAP.  See “Non-GAAP Measures” for the discussion of adjusted net income and adjusted EBITDA as a non-GAAP measures and their reconciliation to net income (loss).

Net Income

Net income was $23.2 million for the six months ended June 30, 2012 compared to $18.4 million for the six months ended June 30, 2011. The increase in net income was attributable to the items above.

Adjusted Net Income

Adjusted net income was $25.8 million for the six months ended June 30, 2012 compared to $19.6 million for the six months ended June 30, 2011, an increase of $6.1 million or 31%. In addition to the changes in net income noted above, the six months ended June 30, 2012, includes an increase in the non-cash interest expense of $1.4 million, which is excluded from the adjusted net income calculation.

Adjusted EBITDA

Adjusted EBITDA was $141.5 million for the six months ended June 30, 2012 compared to $113.6 million for the six months ended June 30, 2011, an increase of $27.9 million or 25%. In addition to the changes in net income noted above, the six months ended June 30, 2012, includes higher depreciation of $5.2 million and higher interest expense of $9.8 million, which are excluded from the adjusted EBITDA calculation.  In addition, the current year period had higher collections on investments in direct financing leases of $8.1 million.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily from the following sources:

●
Revenues including operating lease revenues, total finance lease collections, billings to lessors for repairs and maintenance, and asset management fees. Cash flows from operating activities and principal collections on finance leases were $117.3 million and $97.0 million for the six months ended June 30, 2012 and 2011, respectively.

●	Lines of credit and other secured borrowings, under which $1,232.2 million was outstanding and $403.0 million was available as of June 30, 2012.

●	Sales of our older leasing equipment, which was $11.1 million and $5.9 million for the six months ended June 30, 2012 and 2011, respectively.

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

On March 27, 2012, CLI Funding IV LLC, an indirect wholly owned subsidiary of the Company, amended and restated in its entirety its existing credit facility, dated May 18, 2010 (as amended and restated, the “Amended and Restated Credit Agreement”).  The Amended and Restated Credit Agreement increases the total commitments of the Lenders available to $300 million from $200 million and extends the Scheduled Termination Date to March 27, 2014, from May 9, 2013.  On June 21, 2012, CLI Funding V LLC, an indirect wholly owned subsidiary of the Company, completed the offering of $225 million aggregate principal amount of Series 2012-1 Fixed Rate Secured Notes ("Series 2012-1 Notes"). The Series 2012-1 Notes were issued with an annual interest rate of 4.21%, have a scheduled maturity date of December 18, 2022 and a legal final maturity date of June 18, 2027. The transaction documents contain customary affirmative and negative covenants, financial covenants, representations and warranties, and events of default, which are subject to various exceptions and qualifications. On June 27, 2012, CLI amended and restated its existing revolving credit agreement, dated November 3, 2010 (as amended and restated, the “Fifth Amended and Restated Revolving Credit Agreement”).  The Fifth Amended and Restated Revolving Credit Agreement (i) increases the total commitments of the lenders available to CLI to $150 million from $120 million; and (ii) extends the Maturity Date (as defined therein) to June 27, 2015, from November 3, 2013. We will use the net proceeds of these offerings for container purchases and other general business purposes.

Foreign Cash

As of June 30, 2012, substantially all of the Company’s cash and cash equivalents are held in banks in the United States.

Covenants

The Company’s debt instruments contain typical representations and covenants for loans of this type that, among other things, restrict the ability of CLI and certain restricted subsidiaries, to incur indebtedness and/or create liens against its assets and/or to make investments, to dispose of assets, to merge or consolidate with any other person, to engage in transactions with affiliates except on an arm's-length basis in the ordinary course of business, or  to incur certain restrictions or prohibitions on granting liens and/or making distributions, dividends or similar payments. For all of our asset-backed securitizations and our Container Revolving Credit Facility, CLI shall not permit the tangible net worth of CLI and its subsidiaries at any time to be less than the amount stated in the respective agreements ($175 million for the CLI Funding Series 2006-1 Notes and the CLI Funding V Credit Facility and $200 million for the Container Revolving Credit Facility, the CLI Funding III Credit Facility, and the CLI Funding IV Credit Facility). In addition, for the Container Revolving Credit Facility and the CLI Funding IV Credit Facility, CLI will also be required to comply with a maximum consolidated leverage ratio of 5.25 times adjusted EBITDA through the third anniversary of the facility and of 5.00 times adjusted EBITDA with respect to the time period thereafter.  At June 30, 2012, the Company was in compliance with all of the covenants described above.

Liquidity Needs to Acquire Equipment to be Leased

The acquisition of leasing assets fuels our growth. As a result, we expect to invest substantial funds to acquire containers and gensets, although there can be no assurances as to the timing and amount of such acquisitions.  Going forward, provided there is sufficient demand, production capacity, appropriate pricing and available financing, we intend to invest in new containers at a level that is consistent with our historical investment activity. As of July 20, 2012, SeaCube has ordered approximately $250.0 million of new equipment for delivery through September 2012.  Of this amount, approximately $169.8 million, or 68%, has been committed to long-term leases.

Cash Flow

The following table sets forth cash flow information for the six months ended June 30, 2012 and 2011.

Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(dollars in thousands)
Net cash provided by operating activities	$58,392	$46,275
Net cash provided by (used in) investing activities	(64,103)	(264,264)
Net cash provided by (used in) financing activities	13,154	212,596
Effect of changes in exchange rates on cash and cash equivalents	(134)	37
Net increase (decrease) in cash and cash equivalents	$7,309	$(5,356)

Net cash provided by operating activities was $58.4 million for the six months ended June 30, 2012 compared to $46.3 million for the six months ended June 30, 2011, a $12.1 million increase. The increase in operating cash flow was primarily the result of increased profitability.

Net cash provided by (used in) investing activities was $(64.1) million for the six months ended June 30, 2012 compared to $(264.3) million for the six months ended June 30, 2011, an increase of $200.2 million to cash flow.  The primary driver of the increase is the timing of purchases of leased equipment as well as investment in direct finance leases.  Our restricted cash balances increased by $8.6 million in the six months ended June 30, 2012 versus $4.1 million in the six months ended June 30, 2011. In addition, we had higher collections on net investment in direct finance leases and higher proceeds from the sale of leasing equipment of $8.1 million and $5.2 million, respectively.

Net cash provided by (used in) financing activities was $13.2 million for the six months ended June 30, 2012 compared to $212.6 million for the six months ended June 30, 2011, a decrease of $199.4 million to cash flow.  During the current period, the proceeds of long-term debt (net of payments) decreased by $198.2 million versus the prior period.  This is primarily attributable to higher proceeds in the prior year period from the Series 2011-1 Notes.  In conjunction with the closing of the Series 2012-1 Notes and the restatement of the revolving credit facility in the current year period, we incurred debt issuance costs of $5.5 million. In conjunction with the closing of the Series 2011-1 Notes and the repayment of the borrowings under CLIF IV in the prior year period, we incurred debt issuance costs of $3.8 million and paid $0.7 million, which represented the fair value of the derivative on the CLIF IV borrowings.  These increases to cash flow were partially offset by higher dividends paid during the six months ended June 30, 2012 of $2.5 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2012.

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

The following table shows the reconciliation of net income, the most directly comparable U.S. GAAP measure to adjusted net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$11,846	$8,274	$23,161	$18,398
Non-cash interest expense, net of tax	1,476	2,101	2,626	1,251
Adjusted net income	$13,322	$10,375	$25,787	$19,649

Adjusted EBITDA

Adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) is a measure of financial and operating performance that is not defined by U.S. GAAP and should not be considered a substitute for net income, income from operations or cash flow from operations, as determined in accordance with U.S. GAAP.

We define adjusted EBITDA as income (loss) from continuing operations before income taxes, interest expenses including loss on retirement of debt, depreciation and amortization, fair value adjustments on derivative instruments, loss on terminations and modification of derivative instruments, gain on sale of assets, and write-offs of goodwill plus principal collections on direct finance lease receivables.  We use adjusted EBITDA in a number of ways to assess our consolidated financial and operating performance, and we believe this measure is helpful to management, the board of directors and investors in identifying trends in our performance. We use adjusted EBITDA as a measure of our consolidated operating performance exclusive of income and expenses that relate to the financing, income taxes, and capitalization of the business. Also, adjusted EBITDA assists us in comparing our operating performance on a consistent basis as it removes the impact of our capital structure (primarily interest charges on our outstanding debt) and asset base (primarily depreciation and amortization) from our operating results. In addition, Adjusted EBITDA helps management identify controllable expenses and make decisions designed to help us meet our current financial goals and optimize our financial performance. Accordingly, we believe this metric measures our financial performance based on operational factors that management can impact in the short-term, namely the cost structure and expenses of the organization. Lastly, adjusted EBITDA is the basis for calculating selected financial ratios as required in the debt covenants of one of our credit facilities and one of our management agreements.

The following table shows the reconciliation of net income, the most directly comparable U.S. GAAP measure to adjusted EBITDA:

SeaCube Container Leasing Ltd.
Non-GAAP Reconciliation of Adjusted EBITDA
(Amounts in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$11,846	$8,274	$23,161	$18,398
Provision (benefit) for income taxes	53	(258)	(127)	(177)
Depreciation expenses	13,247	11,013	26,157	20,917
Interest expense, net of interest income	16,815	14,440	33,469	23,716
Collections on net investment in direct financing leases, net of interest earned	29,027	27,287	58,861	50,763
Adjusted EBITDA	$70,988	$60,756	$141,521	$113,617

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

Interest Rate Risk

We have long-term debt obligations that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. We have entered into interest rate swap agreements to mitigate the impact of changes in interest rates that may result from fluctuations in the variable rates of interest accrued by our long-term debt obligations.  Based on the debt obligation payable as of June 30, 2012, we estimate that cash flows from interest expense relating to variable rate debt and the relevant interest rate swap agreement would increase by $0.02 million on an annual basis in the event interest rates were to increase by 10%.

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

Item 4.   Controls and Procedures

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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
4.5
Series 2012-1 Supplement dated June 21, 2012 to Indenture, dated March 18, 2011 between CLI Funding V LLC (the “Issuer”) and U.S. Bank National Association (the “Indenture Trustee”). (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 25, 2012).

10.25
Fifth Amended and Restated Credit Agreement, dated June 27, 2012 between and among Container Leasing International, LLC (d/b/a Carlisle Leasing International, LLC and/or Seacastle Container Leasing, LLC and/or SeaCube Containers, LLC), as the Borrower, Deutsche Bank Trust Company Americas, Citibank, N.A. and JPMorgan Chase Bank, N.A., as lenders, and Deutsche Bank Securities Inc., Citigroup Global Markets, Inc., and J.P. Morgan Securities LLC, as lead arrangers, and Deutsche Bank Trust Company Americas, as the Administrative Agent. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012).

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

Date:           August 7, 2012

SEACUBE CONTAINER LEASING LTD.
Registrant

By:	/s/Stephen P. Bishop
Stephen P. Bishop
Chief Operating and Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)