Form 10-Q
period 2012-09-30
SeaCube Container Leasing Ltd.
filed 2012-11-06
CIK 1487999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

or

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

The number of outstanding shares of the Registrant’s Common Stock as of November 1, 2012 was 20,288,359.

SeaCube Container Leasing Ltd.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SeaCube Container Leasing Ltd.
Consolidated Balance Sheets
(Amounts in thousands, except for share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$18,085	$15,006
Restricted cash	34,614	29,649
Accounts receivable, net of allowance of $1,506 and $3,290, respectively	40,832	41,570
Net investment in direct finance leases	652,606	639,248
Leasing equipment, net of accumulated depreciation of $166,319 and $171,993, respectively	847,783	748,945
Goodwill	22,483	22,483
Shareholder note	8,691	8,498
Other assets	23,652	19,903
Total assets	$1,648,746	$1,525,302
Liabilities and shareholders’ equity

Liabilities:
Equipment purchases payable	$54,871	$26,305
Accrued expenses and other liabilities	31,576	37,097
Fair value of derivative instruments	31,156	38,750
Deferred income	1,984	2,044
Deferred income taxes	913	1,532
Debt:
Due within one year	181,411	161,171
Due after one year	1,100,555	1,039,274
Total debt	1,281,966	1,200,445
Total liabilities	1,402,466	1,306,173
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized	—	—
Common shares, $0.01 par value, 400,000,000 shares authorized; 20,288,359 shares issued and outstanding at September 30, 2012; 20,163,359 shares issued and outstanding at December 31, 2011	202	201
Additional paid in capital	220,199	218,879
Retained earnings	50,650	32,916
Accumulated other comprehensive income (loss)	(24,771)	(32,867)
Total shareholders’ equity	246,280	219,129
Total liabilities and shareholders’ equity	$1,648,746	$1,525,302

See accompanying notes.

SeaCube Container Leasing Ltd.
Consolidated Statements of Operations
(Amounts in thousands, except for per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Equipment leasing revenue	$30,754	$28,726	$90,707	$75,444
Finance revenue	16,213	13,945	49,102	40,281
Other revenue	2,531	2,558	8,147	7,089
Total revenues	49,498	45,229	147,956	122,814
Expenses:
Direct operating expenses	1,306	2,092	4,134	4,341
Selling, general and administrative expenses	5,949	5,996	18,158	17,641
Depreciation expenses	13,328	12,242	39,485	33,159
Provision for doubtful accounts	224	180	894	220
Impairment of leasing equipment held for sale	536	539	1,946	904
Interest expense, including non-cash interest of $1,420, $2,320, $4,031 and $3,559, respectively	17,763	15,424	51,370	39,283
Interest income	(71)	(68)	(209)	(211)
Other expenses (income), net	(949)	6	(2,268)	438
Total expenses	38,086	36,411	113,510	95,775

Income before provision for income taxes	11,412	8,818	34,446	27,039
Provision (benefit) for income taxes	—	35	(127)	(142)
Net income	$11,412	$8,783	$34,573	$27,181
Net income per common share
Basic	$0.56	$0.44	$1.71	$1.35
Diluted	$0.56	$0.44	$1.71	$1.35
Dividend per common share	$0.29	$0.24	$0.83	$0.68

See accompanying notes.

SeaCube Container Leasing Ltd.
Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$11,412	$8,783	$34,573	$27,181

Other comprehensive income, net of tax:
Net derivative loss reclassified into earnings	644	1,039	2,202	2,911
Unrealized gain (loss) on derivative instruments, net of tax of $68,$(29), $211 and $104, respectively	1,949	(839)	6,012	973
Foreign currency translation	16	(101)	(117)	(65)
Other comprehensive income	2,609	99	8,097	3,819

Comprehensive Income	$14,021	$8,882	$42,670	$31,000

See accompanying notes.

SeaCube Container Leasing Ltd.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$34,573	$27,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,684	34,945
Provision for doubtful accounts	894	220
Loss (gain) on sale of leasing equipment	(2,338)	262
Stock based compensation	1,322	865
Derivative loss reclassified into earnings	2,202	2,911
Ineffective portion of cash flow hedges	(1,371)	(1,148)
Impairment of leasing equipment held for sale	1,946	904
Changes in operating assets and liabilities:
Accounts receivable	(155)	(8,641)
Other assets	464	2,906
Accounts payable, accrued expenses and other liabilities	(3,227)	4,078
Deferred income	(60)	436
Net cash provided by operating activities	76,934	64,919
Cash flows from investing activities
Proceeds from sale of leasing equipment	17,125	9,715
Collections on net investment in direct finance leases, net of interest earned	90,601	75,936
(Increase) decrease in restricted cash	(4,964)	(8,182)
Purchase of fixed assets	(21)	(45)
Purchase of leasing equipment	(145,234)	(257,858)
Investment in direct financing leases	(86,768)	(127,042)
Increase in Shareholder Note	(193)	(187)
Net cash provided by (used in) investing activities	(129,454)	(307,663)
Cash flows from financing activities
Proceeds from long-term debt	584,000	629,000
Repayments of long-term debt	(502,479)	(361,006)
Cash paid for debt issuance fees	(5,838)	(7,498)
Cash paid for derivatives	—	(676)
Dividends paid	(16,839)	(12,875)
Other financing activities	(3,126)	(1,000)
Net cash provided by (used in) financing activities	55,718	245,945
Effect of changes in exchange rates on cash and cash equivalents	(119)	(65)
Net increase in cash and cash equivalents	3,079	3,136
Cash and cash equivalents, beginning of period	15,006	17,868
Cash and cash equivalents, end of period	$18,085	$21,004
Supplemental disclosures of cash flow information
Cash paid for interest	$47,490	$33,646
Cash paid for taxes	$38	$191

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

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

2. Leasing Activity

Equipment Leasing Revenue

The Company has noncancelable operating leases for its leasing equipment.  As of September 30, 2012, future minimum lease revenue under these agreements was estimated as follows:

2012	$25,590
2013	93,536
2014	78,297
2015	68,659
2016	52,112
Thereafter	79,556
$397,750

Finance Revenue

At September 30, 2012, receivables under these direct finance leases are collectible through 2024 as follows:

	Total Lease Receivables	Unearned Lease Income	Net Lease Receivables
2012	$47,004	$15,574	$31,430
2013	184,020	54,447	129,573
2014	200,021	40,530	159,491
2015	119,898	25,967	93,931
2016	102,897	21,411	81,486
Thereafter	190,439	33,744	156,695
	$844,279	$191,673	$652,606

The Company does not record an allowance for credit losses associated with direct finance leases. The Company has had strong credit performance due to our comprehensive credit underwriting and monitoring in addition to certain attributes of our business including the size and quality of our customers and our ability to recover containers and remarket them in default situations.

As of September 30, 2012 and December 31, 2011, the Company had guaranteed and unguaranteed residual values for leasing equipment on direct finance leases of $121,415 and $113,476, respectively.  As of December 31, 2011, the Company had total lease receivables, unearned lease income and net lease receivables of $842,321, $203,073 and $639,248, respectively. The unguaranteed residual values are reflected in the ‘‘Net Lease Receivables’’ above.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

3. Leasing Equipment

The following is a summary of leasing equipment recorded:

	September 30, 2012	December 31, 2011
Dry containers	$449,619	$335,922
Refrigerated containers	542,926	562,550
Generator sets	21,557	22,466
Total	1,014,102	920,938
Less accumulated depreciation	(166,319)	(171,993)
Leasing equipment, net of accumulated depreciation	$847,783	$748,945

There were no assets recorded under capital leases as of September 30, 2012 and December 31, 2011, respectively.

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

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

The following is a summary of the Company’s borrowings:

	September 30, 2012	December 31, 2011
Container Asset-Backed Securitizations:
Series 2006-1 Notes	$243,501	$290,128
CLI Funding III Credit Facility	190,205	245,153
CLI Funding IV Credit Facility	90,000	76,000
CLI Funding V Credit Facility	644,260	460,164
Unsecured Term Notes	50,000	50,000
Container Revolving Credit Facility	64,000	79,000
Total debt	1,281,966	1,200,445
Less current maturities	(181,411)	(161,171)
Long-term debt, less current maturities	$1,100,555	$1,039,274

The Company has debt obligations that are collateralized by the Company’s restricted cash, leasing equipment and net investment in direct finance leases.  As of September 30, 2012 and December 31, 2011, assets pledged as collateral on the Company’s debt amounted to $1,527,225 and $1,406,502, respectively.

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

The Company’s interest rate derivatives involve counterparty credit risk.  As of September 30, 2012, all of the Company’s interest rate derivatives are held with counterparties or guaranteed by parties with a credit rating of at least A3 by Moody’s.  The Company monitors the credit risk associated with these instruments periodically to validate that it is probable that the counterparty (or guarantor) will perform.  As of September 30, 2012, the Company does not anticipate that any of these counterparties will fail to meet their obligations.  As of September 30, 2012, there are no credit risk related contingent features in any of the Company’s derivative agreements.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

The Company held the following interest rate derivatives designated as cash flow hedges as of September 30, 2012:

Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Floating Rate	Fixed Interest Rate	Fair Value (a)
CLI Funding Series 2006-1	5,417	Feb-2006	Oct-2013	1M LIBOR	4.1450%	(135)
CLI Funding Series 2006-1	22,708	Feb-2006	Dec-2013	1M LIBOR	4.2990%	(682)
CLI Funding Series 2006-1	9,375	Feb-2006	Dec-2013	1M LIBOR	4.9200%	(281)
CLI Funding Series 2006-1	124,542	Aug-2006	Jun-2016	1M LIBOR	5.2950%	(13,555)
CLI Funding Series 2006-1	38,959	Jan-2009	Aug-2016	1M LIBOR	4.6400%	(3,570)
CLI Funding Series 2006-1	42,500	Jan-2009	Aug-2016	1M LIBOR	4.9500%	(4,029)
CLI Funding III, LLC	—	Jun-2008	Jun-2018	1M LIBOR	5.2900%	(77)
CLI Funding III, LLC	11,003	May-2008	Feb-2018	1M LIBOR	4.5200%	(1,322)
CLI Funding III, LLC	20,212	May-2008	Jul-2017	1M LIBOR	4.5300%	(2,052)
CLI Funding III, LLC	44,560	May-2008	Feb-2018	1M LIBOR	4.2075%	(2,994)
CLI Funding III, LLC	5,314	Jul-2008	Jun-2016	1M LIBOR	4.0500%	(371)
CLI Funding III, LLC	14,500	Jul-2008	Jul-2017	1M LIBOR	4.1000%	(783)
CLI Funding III, LLC	4,419	Jul-2008	Dec-2018	1M LIBOR	3.6420%	(13)
CLI Funding III, LLC	32,420	Mar-2010	Nov-2014	1M LIBOR	2.0200%	(875)
CLI Funding III, LLC	16,763	Jan-2011	May-2017	1M LIBOR	1.6250%	(417)
Total interest rate derivatives designated as cash flow hedges	$392,692					$(31,156)

(a)	All interest rate derivatives are recorded in fair value of derivative instruments in the liabilities section of the consolidated balance sheets.

The following tables set forth the net of tax effect of the Company’s cash flow hedge derivative instruments on the consolidated financial statements for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30, 2012
	Effective Portion			Ineffective Portion
Derivative Instrument	Change in Unrealized (Gain) Loss Recognized in OCI(a)	Location of (Gain) Loss reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified from Accumulated OCI into Income(b)	Location of (Gain) Loss Recognized Directly in Income	(Gain) Loss Recognized Directly in Income
Interest rate derivatives	(2,210)	Interest expense	4,803	Interest expense	(434)

	For the Three Months Ended September 30, 2011
	Effective Portion			Ineffective Portion
Derivative Instrument	Change in Unrealized (Gain) Loss Recognized in OCI(a)	Location of (Gain) Loss reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified from Accumulated OCI into Income(b)	Location of (Gain) Loss Recognized Directly in Income	(Gain) Loss Recognized Directly in Income
Interest rate derivatives	(6,153)	Interest expense	6,353	Interest expense	517

	For the Nine Months Ended September 30, 2012
	Effective Portion			Ineffective Portion
Derivative Instrument	Change in Unrealized (Gain) Loss Recognized in OCI(a)	Location of (Gain) Loss reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified from Accumulated OCI into Income(b)	Location of (Gain) Loss Recognized Directly in Income	(Gain) Loss Recognized Directly in Income
Interest rate derivatives	(7,125)	Interest expense	15,339	Interest expense	(1,371)

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

(b)	Represents the amount of actual cash paid related to the net settlements of the interest rate derivatives and amortization of deferred losses on the Company’s terminated derivatives as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net settlement of interest rate derivatives	$4,159	$5,314	$13,137	$16,586
Amortization of terminated derivatives	644	1,039	2,202	2,911

As of September 30, 2012, the amount of Accumulated OCI related to derivatives was $23,848.  The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $14,459 and the amortization of deferred net losses on the Company’s terminated derivatives of $1,425.

6. Income Taxes

The consolidated income tax expense for the three and nine months ended September 30, 2012 and 2011 was determined based upon estimates of the Company's consolidated effective income tax rates for the years ending December 31, 2012 and 2011, respectively. The Company’s effective tax rate differs from the U.S. federal tax rate of 35% primarily due to the fact that the majority of its income is deemed to be foreign sourced and is either not taxable or taxable at effectively lower tax rates.  The Company is not subject to taxation in its country of incorporation and although the Company is subject to taxation in certain other jurisdictions, including in the U.S. and other foreign countries, these amounts are not material.  Further, given the nature of the Company's operations and activities, including where its containers are used and where the lessees of its containers (or others in possession of its containers) are located, the remainder of its earnings is not attributable to any specific tax jurisdiction and is thus not taxable.

7. Commitments and Contingencies

Purchase Commitments

As of September 30, 2012, commitments for capital expenditures were $2,301.

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

As of September 30, 2012, the aggregate minimum rental commitment under operating leases having initial or remaining noncancelable lease terms in excess of one year was $922.

8. Share Based Payments

A summary of the restricted shares under the Company’s incentive plan is as follows:

	Shares	Weighted-average per share at grant date
Nonvested at January 1, 2012	231,207	$13.47
Granted	125,000	16.68
Vested	(86,132)	12.79
Nonvested at September 30, 2012	270,075	$15.08

The Company recorded compensation expense of $459 and $1,322 for the three and nine months ended September 30, 2012, respectively, and $291 and $865 for the three and nine months ended September 30, 2011, respectively. Compensation expense is recorded as a component of selling, general and administrative expenses in the Company’s consolidated statements of operations. Total unrecognized compensation cost was approximately $3,051 at September 30, 2012 which is expected to be recognized over the remaining weighted-average vesting period of 1.9 years.

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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Weighted-average shares:
Common shares outstanding	20,018,284	19,932,152	20,018,284	19,932,152
Restricted common shares	270,075	231,207	245,440	203,659
Total weighted-average shares	20,288,359	20,163,359	20,263,724	20,135,811

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

The calculation for basic and diluted earnings per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net income	$11,412	$8,783	$34,573	$27,181
Less: Undistributed earnings allocated to restricted shareholders	(152)	(101)	(419)	(275)
Income attributable to common shareholders	$11,260	$8,682	$34,154	$26,906

Income per share attributable to common shareholders:
Basic	$0.56	$0.44	$1.71	$1.35
Diluted	$0.56	$0.44	$1.71	$1.35

There were no potentially dilutive common shares for any period in these consolidated financial statements.

The following table sets forth the quarterly dividends declared by our Board of Directors for the nine months ended September, 30 2012:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date

February 29, 2012	$0.26	$5,275	March 13, 2012	March 20, 2012
May 7, 2012	$0.28	$5,681	June 7, 2012	June 14, 2012
August 6, 2012	$0.29	$5,883	September 7, 2012	September 14, 2012

10. Related Party Transactions

Shareholder Note

In August 2010, the Company distributed $3.75 million to the Initial Shareholder in the form of a loan which was used to make interest and principal payments on Seacastle’s Credit Facility.  In September 2010, the Company distributed $4.4 million to the Initial Shareholder in the form of a loan which was used to make interest and principal payments and pay fees on Seacastle’s Credit Facility.  The loans have an annual interest rate of 3% and are payable in full upon maturity in 2015.  Interest income earned from this note was $65 and $193 for the three and nine months ended September 30, 2012, respectively, and $64 and $187 for the three and nine months ended September 30, 2011, respectively.

Management Services

On September 5, 2012, the Company entered into an agreement to provide management services on container equipment that is owned in part by private equity funds that are managed by an affiliate of Fortress Investment Group LLC.  Management revenue earned from this agreement was $65 for both the three and nine months ended September 30, 2012

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

11. Fair Value of Financial Instruments

The following tables set forth the valuation of the Company’s financial assets and liabilities measured at fair value on a recurring basis by input levels as of September 30, 2012 and December 31, 2011:

	Fair Value	Fair Value Hierarchy
	September 30, 2012	Level 1	Level 2	Level 3
Assets:
Restricted cash	$34,614	$34,614	$—	$—
Liabilities:
Derivative instruments	31,156	—	31,156	—

	Fair Value	Fair Value Hierarchy
	December 31, 2011	Level 1	Level 2	Level 3
Assets:
Restricted cash	$29,649	$29,649	$—	$—
Liabilities:
Derivative instruments	38,750	—	38,750	—

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

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)

Long-term debt	$(1,281,966)	$(1,332,756)	$(1,200,445)	$(1,206,707)
Derivative Instrument	(31,156)	(31,156)	(38,750)	(38,750)

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except as otherwise noted)
(unaudited)

12. Subsequent Events

Dividend

On November 5, 2012, the Company’s Board of Directors approved and declared a $0.30 per share cash dividend on its issued and outstanding common stock, payable on December 14, 2012 to shareholders of record at the close of business on December 7, 2012.

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

Overview

SeaCube Container Leasing Ltd (“SeaCube” or “the Company”) is one of the world’s largest container leasing companies based on total assets.  Containers are the primary means by which products are shipped internationally because they facilitate efficient movement of goods via multiple transportation modes including ships, rail and trucks.  The principal activities of our business include the acquisition, leasing, re-leasing and subsequent sale of refrigerated and dry containers and generator sets.  The Company leases our containers primarily under long-term contracts to a diverse group of the world’s leading shipping lines.  As of September 30, 2012, we employ 77 people in seven offices worldwide and have total assets of $1.6 billion.

As of September 30, 2012, we own or manage a fleet of 703,305 units, representing 1,092,091 TEUs of containers and generator sets.  For the three months ended September 30, 2012, our average utilization was 97.9%, as measured in units.

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

The tables below summarize the composition of our fleet by unit, TEU and our owned fleet by net book value as of September 30, 2012:

Equipment Fleet by Units

	Refrigerated	Dry	Gensets	Total
Operating Leases	34,647	143,476	2,492	180,615
Direct Finance Leases	26,034	243,984	2,556	272,574
Total Owned	60,681	387,460	5,048	453,189
Managed	30,216	218,562	1,338	250,116
Total Fleet	90,897	606,022	6,386	703,305

Equipment Fleet by TEUs

	Refrigerated	Dry	Gensets	Total
Operating Leases	63,988	222,752	2,492	289,232
Direct Finance Leases	50,617	376,961	2,556	430,134
Total Owned	114,605	599,713	5,048	719,366
Managed	57,352	314,035	1,338	372,725
Total Fleet	171,957	913,748	6,386	1,092,091

Container Fleet by Net Book Value

	Refrigerated	Dry	Gensets	Total
Operating Leases	$417,091	$419,651	$11,041	$847,783
Direct Finance Leases	225,358	414,187	13,061	652,606
Total Fleet	$642,449	$833,838	$24,102	$1,500,389

Results of Operations

Comparison of the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011

	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011	$ Change	% Change
	(dollars in thousands)
Equipment leasing revenue	$30,754	$28,726	$2,028	7%
Finance revenue	16,213	13,945	2,268	16%
Other revenue	2,531	2,558	(27)	-1%
Total revenues	$49,498	$45,229	$4,269	9%

Revenue

Total revenue was $49.5 million for the three months ended September 30, 2012 compared to $45.2 million for the three months ended September 30, 2011, an increase of $4.3 million or 9%.

Equipment leasing revenue was $30.8 million for the three months ended September 30, 2012 compared to $28.7 million for the three months ended September 30, 2011, an increase of $2.0 million or 7%.  This was primarily due to the average on-hire fleet increasing by approximately 40,600 units.

Finance revenue was $16.2 million for the three months ended September 30, 2012 compared to $13.9 million for the three months ended September 30, 2011, an increase of $2.3 million or 16%.  The increase was the result of new investments that increased the average size of our finance lease portfolio.

Other revenue, which includes management fee revenues and re-billable costs to our lessees, was $2.5 million for the three months ended September 30, 2012 compared to $2.6 million for the three months ended September 30, 2011.  This small decrease was attributable to higher rebillable costs which were offset by lower management fee revenues.

	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011	$ Change	% Change
	(dollars in thousands)
Direct operating expenses	$1,306	$2,092	$(786)	-38%
Selling, general and administrative expenses	5,949	5,996	(47)	-1%
Depreciation expenses	13,328	12,242	1,086	9%
Provision for doubtful accounts	224	180	44	*
Impairment of leasing equipment held for sale	536	539	(3)	*
Total	$21,343	$21,049	$294	1%

*Not meaningful.

Direct Operating Expenses

Direct operating expenses were $1.3 million for the three months ended September 30, 2012 compared to $2.1 million for the three months ended September 30, 2011, a decrease of $0.8 million or 38%.  In the prior year period, we incurred higher recovery costs attributable to one customer.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.9 million for the three months ended September 30, 2012 compared to $6.0 million for the three months ended September 30, 2011, a slight decrease.  Slightly higher compensation expenses were offset by savings in travel, professional and legal fees.

Depreciation Expenses

Depreciation of leasing equipment was $13.3 million for the three months ended September 30, 2012 compared to $12.2 million for the three months ended September 30, 2011, an increase of $1.1 million or 9%. Depreciation on new additions net of disposals and sales accounted for an increase of $1.5 million, which was partially offset by a decrease of $0.4 million due to equipment reaching the end of their depreciable lives.

Provision for Doubtful Accounts

Provision for doubtful accounts was $0.2 million for both the three months ended September 30, 2012 and September 30, 2011.

Impairment of Leasing Equipment Held for Sale

We recorded an impairment of leasing equipment held for sale of $0.5 million for both the three months ended September 30, 2012 and September 30, 2011. We evaluate the recovery of our containers and gensets designated for sale and record a loss if the ultimate sales value is expected to be below the current carrying cost.  The majority of our impairments occur at the conclusion of an operating lease when our equipment is older and has incurred a certain amount of damage that the lessee is responsible for.  These impairments do not include amounts that we recover from lessees to return containers to leasable condition, in accordance with industry standards. We bill our lessees for the cost to repair equipment to this industry standard even if we do not repair the container. This revenue is recorded as Other Revenue and not a reduction of impairment losses.  The number of units that were returned and expected to be sold were similar in the current and prior year periods.

	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011	$ Change	% Change
	(dollars in thousands)
Interest expense	$17,763	$15,424	$2,339	15%
Interest income	(71)	(68)	(3)	4%
Other expenses (income), net	(949)	6	(955)	*
Total	$16,743	$15,362	$1,381	9%

*Not meaningful.

Interest Expense

Interest expense was $17.8 million for the three months ended September 30, 2012 compared to $15.4 million for the three months ended September 30, 2011, an increase of $2.3 million or 15%.  Our weighted average debt balance for the three months ended September 30, 2012 increased by approximately $203 million due to our investment in new containers.  This resulted in an increase of approximately $2.9 million to interest expense.  In addition, we had slightly higher commitment fees in the current year of $0.3 million.  These increases were offset by a decrease in non-cash interest expense in the current period by $0.9 million.  Higher amortization of deferred financing fees of $0.4 million was offset by an increase in gains recognized directly into income for ineffective derivatives of $0.9 million and lower amortization of terminated derivatives of $0.4 million.

Interest Income

Interest income was $0.1 million for both the three months ended September 30, 2012 and 2011.

Other Expense (Income), Net

Other expense (income), net was $(0.9) million for the three months ended September 30, 2012 compared to $0.0 million for the three months ended September 30, 2011.  This is attributable to higher gains on the sale of equipment in the current year period due to more containers being returned and sold upon the completion of leases.

	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	$—	$35	$(35)	*

 *Not meaningful.

Provision (benefit) for income taxes was $0.0 million for the three months ended September 30, 2012 compared to $0.03 million for the three months ended September 30, 2011. The change in the effective tax rate is primarily attributable to the impact of the U.S. effectively connected income tax liability on the overall provision calculation.

	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011	$ Change	% Change
	(dollars in thousands)
Net income	$11,412	$8,783	$2,629	30%
Adjusted net income**	$12,832	$11,111	$1,721	15%
Adjusted EBITDA**	$74,172	$61,589	$12,583	20%

**Adjusted net income and adjusted EBITDA are measures of financial and operational performance that are not defined by U.S. GAAP.  See “Non-GAAP Measures” for the discussion of adjusted net income and adjusted EBITDA as a non-GAAP measures and their reconciliation to net income (loss).

Net Income

Net income was $11.4 million for the three months ended September 30, 2012 compared to $8.8 million for the three months ended September 30, 2011. The increase in net income was attributable to the items above.

Adjusted Net Income

Adjusted net income was $12.8 million for the three months ended September 30, 2012 compared to $11.1 million for the three months ended September 30, 2011, an increase of $1.7 million or 15%. In addition to the changes in net income noted above, the three months ended September 30, 2012, includes a decrease in non-cash interest expense of $0.9 million, which is excluded from the adjusted net income calculation.

Adjusted EBITDA

Adjusted EBITDA was $74.2 million for the three months ended September 30, 2012 compared to $61.6 million for the three months ended September 30, 2011, an increase of $12.6 million or 20%. In addition to the changes in net income noted above, the three months ended September 30, 2012, includes higher depreciation of $1.1 million and higher interest expense of $2.3 million, which are excluded from the adjusted EBITDA calculation.  In addition, the current year period had higher collections on investments in direct financing leases of $6.6 million.

Comparison of the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	$ Change	% Change
	(dollars in thousands)
Equipment leasing revenue	$90,707	$75,444	$15,263	20%
Finance revenue	49,102	40,281	8,821	22%
Other revenue	8,147	7,089	1,058	15%
Total revenues	$147,956	$122,814	$25,142	20%

Revenue

Total revenue was $148.0 million for the nine months ended September 30, 2012 compared to $122.8 million for the nine months ended September 30, 2011, an increase of $25.1 million or 20%.

Equipment leasing revenue was $90.7 million for the nine months ended September 30, 2012 compared to $75.4 million for the nine months ended September 30, 2011, an increase of $15.3 million or 20%.  This was primarily due to the average on-hire fleet increasing by approximately 44,500 units.

Finance revenue $49.1 million for the nine months ended September 30, 2012 compared to $40.3 million for the nine months ended September 30, 2011, an increase of $8.8 million or 22%.  The increase was the result of new investments that increased the average size of our finance lease portfolio.

Other revenue, which includes management fee revenues and re-billable costs to our lessees, was $8.1 million for the nine months ended September 30, 2012 compared to $7.1 million for the nine months ended September 30, 2011, an increase of $1.1 million or 15%. This increase was attributable to higher rebillable costs of $1.3 million, which were partially offset by lower management fee revenues of $0.2 million.

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	$ Change	% Change
	(dollars in thousands)
Direct operating expenses	$4,134	$4,341	$(207)	-5%
Selling, general and administrative expenses	18,158	17,641	517	3%
Depreciation expenses	39,485	33,159	6,326	19%
Provision for doubtful accounts	894	220	674	*
Impairment of leasing equipment held for sale	1,946	904	1,042	*
Total	$64,617	$56,265	$8,352	15%

*Not meaningful.

Direct Operating Expenses

Direct operating expenses were $4.1 million for the nine months ended September 30, 2012 compared to $4.3 million for the nine months ended September 30, 2011, a decrease of $0.2 million or 5%.  During the current year period, more containers were returned upon the completion of their lease than in the prior year period resulting in higher positioning as well as maintenance and repair costs.  This was offset by higher recovery costs incurred in the prior year that were attributable to one customer.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $18.2 million for the nine months ended September 30, 2012 compared to $17.6 million for the nine months ended September 30, 2011, an increase of $0.5 million or 3%.  This is primarily due to merit increases and higher incentive compensation expense that was partially offset by savings in travel, professional and legal fees.

Depreciation Expenses

Depreciation of leasing equipment was $39.5 million for the nine months ended September 30, 2012 compared to $33.2 million for the nine months ended September 30, 2011, an increase of $6.3 million or 19%. Depreciation on new additions net of disposals and sales accounted for an increase of $7.1 million, which was partially offset by a decrease of $0.8 million due to equipment reaching the end of their depreciable lives.

Provision for Doubtful Accounts

Provision for doubtful accounts was $0.9 million for the nine months ended September 30, 2012 compared to $0.2 million for the nine months ended September 30, 2011. In the current year period, provision for doubtful account increased moderately compared to the prior year period.

Impairment of Leasing Equipment Held for Sale

We recorded an impairment of leasing equipment held for sale of $1.9 million for the nine months ended September 30, 2012 compared to $0.9 million for the nine months ended September 30, 2011, an increase of $1.0 million. We evaluate the recovery of our containers and gensets designated for sale and record a loss if the ultimate sales value is expected to be below the current carrying cost.  The majority of our impairments occur at the conclusion of an operating lease when our equipment is older and has incurred a certain amount of damage that the lessee is responsible for.  These impairments do not include amounts that we recover from lessees to return containers to leasable condition, in accordance with industry standards. We bill our lessees for the cost to repair equipment to this industry standard even if we do not repair the container. This revenue is recorded as Other Revenue and not a reduction of impairment losses.  In the current year period, we had more containers returned and sold upon the completion of their lease term.

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	$ Change	% Change
	(dollars in thousands)
Interest expense	$51,370	$39,283	$12,087	31%
Interest income	(209)	(211)	2	-1%
Other expenses (income), net	(2,268)	438	(2,706)	*
Total	$48,893	$39,510	$9,383	24%

*Not meaningful.

Interest Expense

Interest expense was $51.4 million for the nine months ended September 30, 2012 compared to $39.3 million for the nine months ended September 30, 2011, an increase of $12.1 million or 31%.  Our weighted average debt balance for the nine months ended September 30, 2012 increased by approximately $291 million due to our investment in new containers.  This resulted in an increase of approximately $11.4 million to interest expense.  In the current year period, there were slightly higher commitment fees of $0.2 million.  In addition, non-cash interest expense increased in the current period by $0.5 million, which included higher amortization of deferred financing fees of $1.4 million partially offset by increases in gains recognized directly into income for ineffective derivatives of $0.2 million and by lower amortization of terminated derivatives of $0.7 million.

Interest Income

Interest income was $0.2 million for both the nine months ended September 30, 2012 and 2011.

Other Expense (Income), Net

Other expense (income), net was $(2.3) million for the nine months ended September 30, 2012 compared to $0.4 million for the nine months ended September 30, 2011.  This is attributable to higher gains on the sale of equipment in the current year period due to more containers being returned and sold upon the completion of leases.

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	$(127)	$(142)	$15	*

 *Not meaningful.

Provision (benefit) for income taxes was $(0.1) million for both the nine months ended September 30, 2012 and September 30, 2011. The change in the effective tax rate is primarily attributable to the impact of the U.S. effectively connected income tax liability on the overall provision calculation.

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	$ Change	% Change
	(dollars in thousands)
Net income	$34,573	$27,181	$7,392	27%
Adjusted net income**	$38,619	$30,760	$7,859	26%
Adjusted EBITDA**	$215,693	$175,206	$40,487	23%

**Adjusted net income and adjusted EBITDA are measures of financial and operational performance that are not defined by U.S. GAAP.  See “Non-GAAP Measures” for the discussion of adjusted net income and adjusted EBITDA as a non-GAAP measures and their reconciliation to net income (loss).

Net Income

Net income was $34.6 million for the nine months ended September 30, 2012 compared to $27.2 million for the nine months ended September 30, 2011. The increase in net income was attributable to the items above.

Adjusted Net Income

Adjusted net income was $38.6 million for the nine months ended September 30, 2012 compared to $30.8 million for the nine months ended September 30, 2011, an increase of $7.9 million or 26%. In addition to the changes in net income noted above, the nine months ended September 30, 2012, includes an increase in the non-cash interest expense of $0.5 million, which is excluded from the adjusted net income calculation.

Adjusted EBITDA

Adjusted EBITDA was $215.7 million for the nine months ended September 30, 2012 compared to $175.2 million for the nine months ended September 30, 2011, an increase of $40.5 million or 23%. In addition to the changes in net income noted above, the nine months ended September 30, 2012, includes higher depreciation of $6.3 million and higher interest expense of $12.1 million, which are excluded from the adjusted EBITDA calculation.  In addition, the current year period had higher collections on investments in direct financing leases of $14.7 million.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily from the following sources:

•
Revenues including operating lease revenues, total finance lease collections, billings to lessors for repairs and maintenance, and asset management fees. Cash flows from operating activities and principal collections on finance leases were $167.5 million and $140.9 million for the nine months ended September 30, 2012 and 2011, respectively.

•	Lines of credit and other secured borrowings, under which $1,282.0 million was outstanding and $296 million was available as of September 30, 2012.

•	Sales of our older leasing equipment, which was $17.1 million and $9.7 million for the nine months ended September 30, 2012 and 2011, respectively.

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

Foreign Cash

As of September 30, 2012, substantially all of the Company’s cash and cash equivalents are held in banks in the United States.

Covenants

The Company’s debt instruments contain typical representations and covenants for loans of this type that, among other things, restrict the ability of CLI and certain restricted subsidiaries, to incur indebtedness and/or create liens against its assets and/or to make investments, to dispose of assets, to merge or consolidate with any other person, to engage in transactions with affiliates except on an arm's-length basis in the ordinary course of business, or  to incur certain restrictions or prohibitions on granting liens and/or making distributions, dividends or similar payments. For all of our asset-backed securitizations and our Container Revolving Credit Facility, CLI shall not permit the tangible net worth of CLI and its subsidiaries at any time to be less than the amount stated in the respective agreements ($175 million for the CLI Funding Series 2006-1 Notes and the CLI Funding V Credit Facility and $200 million for the Container Revolving Credit Facility, the CLI Funding III Credit Facility, and the CLI Funding IV Credit Facility). In addition, for the Container Revolving Credit Facility and the CLI Funding IV Credit Facility, CLI will also be required to comply with a maximum consolidated leverage ratio of 5.25 times adjusted EBITDA through the third anniversary of the facility and of 5.00 times adjusted EBITDA with respect to the time period thereafter.  At September 30, 2012, the Company was in compliance with all of the covenants described above.

Liquidity Needs to Acquire Equipment to be Leased

The acquisition of leasing assets fuels our growth. As a result, we expect to invest substantial funds to acquire containers and gensets, although there can be no assurances as to the timing and amount of such acquisitions.  Going forward, provided there is sufficient demand, production capacity, appropriate pricing and available financing, we intend to invest in new containers at a level that is consistent with our historical investment activity. As of October 26, 2012, SeaCube has ordered approximately $318.8 million of new equipment for delivery through January 2013.  Of this amount, approximately $272.4 million, or 85%, has been committed to long-term leases.

Cash Flow

The following table sets forth cash flow information for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(dollars in thousands)
Net cash provided by operating activities	$76,934	$64,919
Net cash provided by (used in) investing activities	(129,454)	(307,663)
Net cash provided by (used in) financing activities	55,718	245,945
Effect of changes in exchange rates on cash and cash equivalents	(119)	(65)
Net increase (decrease) in cash and cash equivalents	$3,079	$3,136

Net cash provided by operating activities was $76.9 million for the nine months ended September 30, 2012 compared to $64.9 million for the nine months ended September 30, 2011, a $12.0 million increase. The increase in operating cash flow was primarily the result of increased profitability.

Net cash provided by (used in) investing activities was $(129.5) million for the nine months ended September 30, 2012 compared to $(307.7) million for the nine months ended September 30, 2011, an increase of $178.2 million to cash flow.  The primary driver of the increase is the timing of purchases of leased equipment as well as investment in direct finance leases.  Our restricted cash balances increased by $5.0 million in the nine months ended September 30, 2012 versus $8.2 million in the nine months ended September 30, 2011. In addition, we had higher collections on net investment in direct finance leases and higher proceeds from the sale of leasing equipment of $14.7 million and $7.4 million, respectively.

Net cash provided by (used in) financing activities was $55.7 million for the nine months ended September 30, 2012 compared to $245.9 million for the nine months ended September 30, 2011, a decrease of $190.2 million to cash flow.  During the current period, the proceeds of long-term debt (net of payments) decreased by $186.5 million versus the prior period.  In conjunction with the closing of the Series 2012-1 Notes and the restatement of the revolving credit facility in the current year period, we incurred debt issuance costs of $5.8 million. In conjunction with the closing of the Series 2011-1 Notes and the repayment of the borrowings under CLIF IV in the prior year period, we incurred debt issuance costs of $3.8 million and paid $0.7 million, which represented the fair value of the derivative on the CLIF IV borrowings.  In addition, there were higher dividends paid during the nine months ended September 30, 2012 of $4.0 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2012.

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

We define adjusted net income (loss) as net income before non-cash interest expense related to amortization of deferred financing fees, terminations and modifications of derivative instruments, losses on retirement of debt, fair value adjustments on derivative instruments, loss on swap terminations, and write-offs of goodwill. We use adjusted net income to assess our consolidated financial and operating performance, and we believe this non-GAAP measure is helpful to management and investors in identifying trends in our performance. This measure helps management make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. Adjusted net income provides us with a measure of financial performance of the business based on operational factors including the profitability of assets on an economic basis net of operating expenses and the capital costs of the business on a consistent basis as it removes the impact of certain non-routine and non-cash items from our operating results.  Adjusted net income is a key metric used by senior management and our board of directors to review the consolidated financial performance of the business.

The following table shows the reconciliation of net income, the most directly comparable U.S. GAAP measure to adjusted net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$11,412	$8,783	$34,573	$27,181
Non-cash interest expense, net of tax	1,420	2,328	4,046	3,579
Adjusted net income	$12,832	$11,111	$38,619	$30,760

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

The following table shows the reconciliation of net income, the most directly comparable U.S. GAAP measure to adjusted EBITDA:

SeaCube Container Leasing Ltd.
Non-GAAP Reconciliation of Adjusted EBITDA
(Amounts in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$11,412	$8,783	$34,573	$27,181
Provision (benefit) for income taxes	—	35	(127)	(142)
Depreciation expenses	13,328	12,242	39,485	33,159
Interest expense, net of interest income	17,692	15,356	51,161	39,072
Collections on net investment in direct financing leases, net of interest earned	31,740	25,173	90,601	75,936
Adjusted EBITDA	$74,172	$61,589	$215,693	$175,206

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

Interest Rate Risk

We have long-term debt obligations that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. We have entered into interest rate swap agreements to mitigate the impact of changes in interest rates that may result from fluctuations in the variable rates of interest accrued by our long-term debt obligations.  Based on the debt obligation payable as of September 30, 2012, we estimate that cash flows from interest expense relating to variable rate debt and the relevant interest rate swap agreement would increase by $0.04 million on an annual basis in the event interest rates were to increase by 10%.

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

Item 4.   Controls and Procedures

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Date: November 6, 2012

SEACUBE CONTAINER LEASING LTD.
Registrant

	By:	/s/ Stephen P. Bishop
Stephen P. Bishop
Chief Operating and Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)