Form 10-K
period 2012-12-31
SeaCube Container Leasing Ltd.
filed 2013-02-21
CIK 1487999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

      Commission File Number 001-34931

SeaCube Container Leasing Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	98-0655416
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1 Maynard Drive, Park Ridge, New Jersey 07656
(Address of principal executive offices)
 (Registrant’s telephone number, including area code) (201) 391-0800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:        None.

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
                                      Yes          ☐              No     ☒
The aggregate market value of shares held by non-affiliates as of June 30, 2012 was approximately $187.3 million.

The number of Registrant’s outstanding common shares as of February 15, 2013 was 20,413,359.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by certain portions of Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to either a definitive proxy statement or an amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days of December 31, 2012.

SEACUBE CONTAINER LEASING LTD.

TABLE OF CONTENTS

Page No.
PART I

PART II

PART III

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	61

SIGNATURES	66

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

PART I

ITEM 1.  BUSINESS

Our Company

We are one of the world’s largest container leasing companies based on total assets.  Containers are the primary means by which products are shipped internationally because they facilitate the secure and efficient movement of goods via multiple transportation modes, including ships, rail and trucks.  The principal activities of our business include the acquisition, leasing, re-leasing and subsequent sale of refrigerated and dry containers and generator sets.  We lease our containers primarily under long-term contracts to a diverse group of the world’s leading shipping lines.  As of December 31, 2012, we employed 77 people in seven offices worldwide and have total assets of $1.7 billion.  We operate in a single segment.

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

Amalgamation Agreement

On January 18, 2013, we entered into an Agreement and Plan of Amalgamation (the “Amalgamation Agreement”) with 2357575 Ontario Limited (“Parent”) and SC Acquisitionco Ltd., a subsidiary of Parent (“Acquisition Sub”). Parent and Acquisition Sub are affiliates of Ontario Teachers’ Pension Plan Board. Pursuant to the Amalgamation Agreement and subject to the terms and conditions set forth therein, SeaCube and Acquisition Sub will amalgamate under the laws of Bermuda (the “Amalgamation”) and the amalgamated company will continue as a subsidiary of Parent.

Pursuant to the Amalgamation Agreement, at the effective time of the Amalgamation, each of our issued and outstanding common shares (other than (i) common shares that are held by any shareholders who properly demand appraisal in connection with the Amalgamation under applicable law (“Dissenting Shares”) and (ii) the Carry-Forward Share (as such term is defined in the Amalgamation Agreement)) will be converted into the right to receive $23.00 in cash, without interest, other than any common shares owned by Parent or SeaCube or any of their wholly-owned subsidiaries (which will automatically be canceled with no consideration paid therefor). At the effective time of the Amalgamation, any vesting conditions or restrictions applicable to our restricted common shares outstanding immediately prior to the effective time will lapse and each such restricted share will be treated in accordance with the procedures outlined above for our common shares.

The Amalgamation Agreement includes customary representations, warranties and covenants of SeaCube, Parent and Acquisition Sub. Among other things, we agreed to conduct our business in the ordinary course of business and in a manner consistent with prior practice until the Amalgamation is consummated. We have also agreed not to pay a quarterly dividend with respect to the fourth quarter of 2012.

Under the Amalgamation Agreement, consummation of the Amalgamation is subject to satisfaction or waiver of certain customary closing conditions, including, among others: the approval of the Amalgamation by our shareholders, the absence of certain legal impediments to the consummation of the Amalgamation, the receipt of required governmental consents and approvals and the expiration of any waiting periods under applicable regulatory clearance processes, no more than 8% of our common shares being Dissenting Shares and, subject to certain materiality exceptions, the accuracy of representations and warranties made by SeaCube and Parent, respectively, and compliance by SeaCube and Parent with their respective obligations under the Amalgamation Agreement.

The Amalgamation Agreement contains certain provisions giving each of SeaCube and Parent the right to terminate the Amalgamation Agreement under certain circumstances, including the right of SeaCube to terminate the Amalgamation Agreement in order to enter into a definitive agreement with a third party making an unsolicited acquisition proposal that our board of directors, in the exercise of its fiduciary duties, determines to be superior to the transaction with Parent. Upon termination of the Amalgamation Agreement, under specified circumstances (including those described above), we may be required to pay Acquisition Sub a termination fee of $15,500,000.

The Amalgamation Agreement also provides that Parent will pay, or cause to be paid, to the Company an amount equal to $35,000,000 if the Amalgamation Agreement is terminated by us under circumstances in which (i) Parent fails to consummate the Amalgamation when all the conditions set forth in the Amalgamation Agreement have been satisfied or waived (other than those conditions that by their terms are to be satisfied at the closing of the Amalgamation) and (ii)(A) specified consents relating to the refinancing of certain SeaCube credit facilities have not been received and (B) such facilities are not refinanced or replaced at the closing of the Amalgamation.

Upon the effectiveness of the Amalgamation, SeaCube will no longer be a reporting company under the Exchange Act.

Competitive Strengths –

We believe that the key competitive strengths that will enable us to execute our strategy include:

●
Leading Market Position.  We are one of the world’s largest container lessors and have a significant investment in refrigerated containers, or reefers, with approximately 20% of the refrigerated container market share based on TEUs as of December 31, 2012 (twenty foot equivalent units, or TEUs, is the international standards measure of containers).  Reefers have historically demonstrated greater stability in underlying demand, pricing and lease rates than other types of containers. We believe that our strength in the reefer market provides us with certain utilization, cost, marketing and capability advantages relative to other container leasing companies.

●
High and Stable Utilization.  For the years ended December 31, 2012, 2011 and 2010, our utilization rate averaged 97.8%, 98.3%, and 97.9%, respectively.  As of December 31, 2012, approximately 86.9% of our owned assets based on net book value were on long-term lease to our customers.  The average remaining term of our owned assets was approximately 3.2 years.  We believe that our focus on reefers as well as our focus on long-term and direct finance leases has enabled us to maintain high and consistent utilization rates.

●
Our Assets Generate Significant Cash Flow.  Our assets generate significant and predictable revenues and operating cash flow that reflects our high and stable asset utilization, low customer defaults and high recovery rates, strong operating profit margins and low working capital requirements.  As of December 31, 2012, our existing leases provided for approximately $1.2 billion of contracted cash flow through the life of the remaining leases.

●
Long-Standing Relationships with High Quality Customers.  We have an extensive history with our customers which provide us with strong relationships at senior levels of management.  In addition, we have built a reputation for service, reliability and quality.  We lease our containers to a diversified customer base of over 160 shipping lines throughout the world, including all of the world’s 20 largest international shipping lines.  Our top customers include APL, CMA-CGM, CSAV, Evergreen, Hanjin, Mediterranean Shipping, and NYK Line. We believe that our customer relationships are some of the best in the industry and will enable us to continue to grow our business.

●
Access to Significant Amounts of Capital to Expand our Business.  As of December 31, 2012, we had approximately $176.5 million of available capital to invest in new containers and pursue sale/leaseback transactions.  In addition, we manage containers for a number of third-party owners and we believe that these relationships may provide us with opportunities to grow our managed fleet.  We believe that our access to capital and our relationships with third-party owners will provide us with a competitive advantage and enable us to grow our business.

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

●
Opportunistically Pursue Growth Opportunities.  We may pursue strategic acquisitions of container fleets (both on an owned and managed basis) and sale/leaseback transactions with liner companies.  We believe that each of these types of transactions can allow us to grow our fleet profitably.  Our management team has proven its ability to successfully execute transactions of this nature and we have confidence that we can execute more of these transactions over time. We believe that our existing management platform and expertise can support more assets without significant increases to our infrastructure or expense base due to the scalable nature of our operations.

●
Continue to Maintain Disciplined Lease Terms and Credit Underwriting.  We plan to continue to target attractive returns on our assets over their life cycle by concentrating on long-term leases with a disciplined pricing structure in order to maximize our profitability and fleet utilization.  Over the last three years, our renewal rate has averaged 91.8% of total units.  Furthermore, we plan to continue to maintain strict underwriting standards as well as proactive credit monitoring to minimize any future credit write-offs. Over the last five years, we had net write-offs of approximately $8.2 million on total billings of approximately $1.6 billion, representing approximately 0.5% of such billings.

Industry Trends

The market for container leasing is characterized by the following key trends:

●
Sustained Growth in Container Trade.  Container trade is an important component of the movement of goods through the global economy. According to Harrison Consulting, worldwide container trade has grown at an average annual rate of more than 8% for over 30 years. After declining in 2009, for the first time in over 30 years, container trade grew by approximately 9% in 2010, 7% in 2011 and 5% in 2012. Harrison Consulting believes that in the short to medium term, as a result of slower growth in developed economies, world container trade is likely to expand at an annual rate of 5-6% rather than the long-term trend rate of 8%.

●
Significant Use of Leased Equipment.  Approximately 46% of the global container fleet of 32.8 million TEUs is owned or managed by container leasing companies according to Harrison Consulting. We believe that there was an increased reliance on operating lessors in the last three years as our customers sought alternative sources of capital as well as the operational flexibility of leasing.

●
Limited Supply of Existing Containers.  The shortage of containers that occurred as a result of strong trade growth and relatively low levels of ordering by capital-constrained shipping lines in 2010 was to some extent alleviated by higher levels of ordering in 2011, but the supply of containers remained tight in 2011-12. As a consequence of this, according to Harrison Consulting, utilization rates for the container leasing companies quickly recovered from the 2009 downturn and have since remained at historically high levels of 97-98% for most of our peer companies.

Our Assets

Our fleet of equipment consists of three types of container assets: refrigerated containers, dry freight containers and generator sets. These assets are either owned or managed by us on behalf of other third party owners. We lease our equipment to a diversified customer base of the world’s leading shipping lines. As of December 31, 2012, we owned or managed 791,852 containers and generator sets, representing 1,224,395 TEUs of containers and generator sets. As of December 31, 2012, the average age of our owned container fleet is 4.2 years.

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

Our containers are either owned by us or owned by third-parties and managed by us. The tables below summarize the composition of our fleet by unit, TEU and net book value as of December 31, 2012:

Equipment Fleet by Units

	Refrigerated	Dry	Gensets	Total
Operating Leases	36,442	196,857	2,369	235,668
Direct Finance Leases	25,931	244,281	2,710	272,922
Total Owned	62,373	441,138	5,079	508,590
Managed	30,216	251,723	1,323	283,262
Total Fleet	92,589	692,861	6,402	791,852

Equipment Fleet by TEUs

	Refrigerated	Dry	Gensets	Total
Operating Leases	66,551	303,687	2,369	372,607
Direct Finance Leases	50,442	376,594	2,710	429,746
Total Owned	116,993	680,281	5,079	802,353
Managed	56,855	363,864	1,323	422,042
Total Fleet	173,848	1,044,145	6,402	1,224,395

Container Fleet by Net Book Value

	Refrigerated	Dry	Gensets	Total
Operating Leases	$433,006	$518,343	$9,883	$961,232
Direct Finance Leases	213,847	400,373	13,639	627,859
Total Fleet	$646,853	$918,716	$23,522	$1,589,091

Lease Overview

We focus on leasing our containers on long-term leases. Substantially all of our new equipment is initially leased for terms of five to eight years and approximately 86.9% of our owned assets were on long-term and direct finance leases as measured by net book value. Approximately 6.7% of our assets as measured by net book value are leased on a short-term basis to satisfy customers’ peak or seasonal requirements, generally at higher rates than under long-term leases to reflect the added flexibility that short-term leases provide to our customers. As of December 31, 2012, the average remaining duration of the leases on our owned containers was 3.2 years, and our existing leases provided for total contractual cash flow of approximately $1.2 billion (assuming early terminations only for which there are no penalties and no renewals).

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

Frequently, a lessee will retain long-term leased equipment well beyond the initial lease term. In these cases, long-term leases will be renewed at the then prevailing market rate, for one to five- year periods or as a direct finance lease. Over the last three years, our renewal rate averaged 91.8% of total units.

We believe that our fleet of reefers as well as our portfolio of long-term and direct finance leases has enabled us to maintain high and consistent historical utilization rates.  The average utilization rates for our total fleet as measured in units are as follows:

Average Utilization (Units)

	Q1	Q2	Q3	Q4	Year
2012	97.7%	97.8%	97.9%	97.7%	97.8%
2011	98.5%	98.6%	98.2%	98.1%	98.3%
2010	97.2%	98.2%	98.2%	98.1%	97.9%

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

Competition

We are one of the world’s largest container lessors and have a significant investment in reefers.  According to Harrison Consulting, as of December 31, 2012, we had approximately 20% of the lessor-owned refrigerated container fleet based on TEUs and our share of the total lessor-owned container fleet was approximately 8% based on replacement cost.  We compete with several other major container leasing companies, many smaller leasing companies, manufacturers of container equipment, financial institutions such as banks, promoters of container ownership and leasing as a tax shelter investment, shipping lines, which sometimes lease their excess container stock, and suppliers of alternative types of equipment for freight transport. The top five container leasing companies control approximately 63% of the total equipment held by all container leasing companies based on TEUs. It is common for the shipping lines to utilize several leasing companies to meet their container needs.

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

We have benefited from strong credit performance.  The table below shows write-offs, net of recoveries, as a percentage of net billings.  The write-offs are matched with the year that the billings occurred.  The figures below are adjusted to coincide with the year of default, when recoveries are substantially completed.

Net Write-Offs as a Percentage of Net Billings

2007	2008	2009	2010	2011	2012
0.59%	0.95%	1.08%	0.69%	0.00%	0.00%

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

Customer Concentration

Revenue from our ten largest customers represented 67% of revenue for the year ended December 31, 2012.  Although each individual lease covers a distinct group of containers and no single lease with any customer contributed more than 5% of our revenue, the aggregate revenue from CMA-CGM and Mediterranean Shipping accounted for approximately 14% and 11%, respectively, of our revenue for the year ended December 31, 2012.

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

Employees

As of December 31, 2012, we employed 77 people, in seven offices worldwide.  We believe that our relations with our employees are good.  We are not a party to any collective bargaining agreements.

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

Risks Relating to our Pending Amalgamation

We may be unable to obtain satisfaction of all conditions to complete the Amalgamation, including the approval of our shareholders, in the anticipated timeframe.

On January 18, 2013, we entered into the Amalgamation Agreement with Parent and Acquisition Sub, pursuant to which Parent has agreed to acquire SeaCube.

Completion of the Amalgamation is contingent upon customary closing conditions, including approval of the Amalgamation Agreement by our shareholders. If our shareholders do not approve the Amalgamation Agreement at a shareholder meeting to be held after the related proxy statement is mailed to shareholders, the Amalgamation will not be consummated. Completion of the Amalgamation is also conditioned upon no more than 8% of our common shares being Dissenting Shares, as well as the receipt of approvals (i) by the Committee on Foreign Investment in the United States and (ii) under the foreign competition laws of the Republic of Cyprus.

Although SeaCube and Parent have agreed in the Amalgamation Agreement to use reasonable best efforts to consummate the Amalgamation as promptly as practicable, these and the other conditions to the Amalgamation may fail to be satisfied. In addition, satisfying the conditions to, and completion of, the Amalgamation may take longer than, and could cost more than, we expect. Failure to complete the Amalgamation may adversely affect us.

Failure to complete the Amalgamation could negatively impact our share price, future business and financial results.

The conditions to the completion of the Amalgamation may not be satisfied as noted above. If the Amalgamation is not completed for any reason, we would still remain liable for significant transaction costs and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of a completed amalgamation. Depending on the reasons for not completing the Amalgamation, we could also be required to pay Acquisition Sub a termination fee of $15.5 million. For these and other reasons, a failed amalgamation could adversely affect our business, operating results or financial condition. In addition, the trading price of our common shares could be adversely affected to the extent that the current price reflects an assumption that the Amalgamation will be completed.

While the Amalgamation is pending, we are subject to business uncertainties and contractual restrictions that could adversely affect our business.

Our employees, customers and suppliers may have uncertainties about the effects of the Amalgamation. Although we have taken actions designed to reduce any adverse effects of these uncertainties, these uncertainties may impair our ability to attract, retain and motivate key employees and could cause customers, suppliers and others that deal with us to try to change our existing business relationships.

The pursuit of the Amalgamation and preparations for integration have placed and will continue to place a significant burden on many employees and internal resources. If, despite our efforts, key employees depart because of these uncertainties and burdens, or because they do not wish to remain with a combined company, our business and operating results could be adversely affected.

While the Amalgamation is pending, some of our customers could delay or forgo purchasing or leasing decisions and suppliers could seek additional rights or benefits from us. In addition, the Amalgamation Agreement restricts us from taking certain actions with respect to our business and financial affairs without Parent’s consent, and these restrictions could be in place for an extended period of time if the Amalgamation is delayed. For these and other reasons, the pendency of the Amalgamation could adversely affect our business, operating results or financial condition.

The Amalgamation Agreement generally requires us to operate our business in the ordinary course of business pending consummation of the Amalgamation, but includes certain contractual restrictions on the conduct of our business. In addition the pendency of the acquisition by Parent and the completion of the conditions to closing could divert the time and attention of our management.

In addition, the Amalgamation Agreement prohibits us from, among other things, soliciting, initiating or knowingly encouraging or facilitating the submission of any proposal or engaging in any discussions or negotiations with respect to an alternative transaction, subject to exceptions set forth in the Amalgamation Agreement.  The Amalgamation Agreement also provides that we are required to pay a termination fee of $15.5 million if the Amalgamation Agreement is terminated under certain circumstances, including if we terminate to accept a superior alternative acquisition proposal. These provisions limit our ability to receive or pursue offers from third parties that may otherwise have resulted in greater value to our shareholders than the value resulting from the Amalgamation.

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

The global recession that occurred in 2008 and 2009 demonstrated the negative impact that an economic downturn can have on our business. As a result of that downturn, container trade decreased by approximately 7% during 2009.  This led to reduced demand for containers, lower utilization and lease rates and adversely affected our results. Although the containerized trade market recovered in 2010, we cannot predict whether, or when, any future economic downturns will occur. If there were an economic downturn and demand were to decrease, our financial performance might be adversely affected, and the impact to our financial results could be significant.

The demand for leased containers depends on many economic, political and other factors beyond our control and these factors may adversely affect our business.

We believe that a substantial amount of our leasing business involves shipments of goods exported from Asia. As a result, a negative change in economic conditions in any Asia Pacific country, particularly in China or Japan, may have an adverse effect on our business and results of operations, as well as our future prospects. In particular, in recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product and has become one of the world’s largest and fastest growing exporters. We cannot assure you that such growth will be sustained or that the Chinese economy will not experience slower or negative growth in the future, or that trade relations with China will not deteriorate. Moreover, if changes in exchange rates between the Chinese yuan and other currencies were to occur, the growth of Chinese exports could be affected. In addition, from time to time, there have been other disruptions in Asia, such as health scares, including SARS and avian flu, financial markets turmoil, natural disasters and political instability in certain countries. If these events were to occur in the future, they could adversely affect our lessees, a number of whom are entities domiciled in Asian countries, and the general demand for shipping and lead to reduced demand for leased containers or otherwise adversely affect us.

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

●	overcapacity or undercapacity of the container manufacturers;

●	the lead times required to purchase containers;

●	the number of containers purchased by competitors and lessees;

●	increased repositioning by container shipping lines of their own empty containers, as the case may be, to higher-demand locations in lieu of leasing equipment from us;

●	consolidation or withdrawal of individual lessees in the container shipping industry;

●	import/export tariffs, trade barriers and restrictions;

●	customs procedures, foreign exchange controls and other environmental and regulatory developments;

●	changes in the credit ratings on U.S. government debt securities or default or delay in payment by the United States of its obligations; and

●	global and regional economic and political conditions.

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

Changing macroeconomic and business conditions have and could continue to negatively impact our business.

The global financial markets have experienced significant volatility and disruption.  While these conditions have stabilized since the first quarter of 2009 and the capital markets generally have shown signs of improvement, the sustainability of an economic recovery is uncertain and additional macroeconomic, business and financial disruptions could have a material adverse effect on our business, cash flows and financial condition, as well as our future prospects.  Continued issues involving liquidity and capital adequacy affecting lenders could affect our ability to fully access our credit facilities or obtain additional debt and could affect the ability of our lenders to meet their funding requirements when we need to borrow. Further, volatility in the equity markets may make it difficult in the future for us to access the equity markets for additional capital at attractive prices, if at all. The recent credit crisis in Greece, for example, and concerns over debt levels of certain other European Union member states, increased volatility in global credit and equity markets. If we are unable to access existing credit, obtain new credit or access the capital markets, our business could be negatively impacted, as could our ability to pay dividends. See “We intend to incur substantial additional debt and issue substantial additional equity in order to expand our business and pay dividends.”

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

We face competition in the container leasing industry, and if we are not able to compete successfully, our business will be harmed.

The container leasing industry is highly competitive. We compete with many container leasing companies, financial institutions such as banks, as well as shipping lines, which sometimes lease their excess container stocks. Some of these competitors may have large, underutilized inventories of containers, which could lead to downward pressure on lease rates, asset utilization and operating margins.

Competition among container leasing companies depends upon many factors, including, among others, lease rates, lease terms (including lease duration, drop-off restrictions and repair provisions), customer service, and the location, availability, quality and individual characteristics of equipment as well as quality and experience of an equipment manager. New entrants into the leasing business have been attracted by the high rate of containerized trade growth in recent years, and new entrants have generally been less disciplined, in our opinion, than we are in pricing and structuring leases. As a result, the entry of new market participants together with the already highly competitive nature of our industry may undermine our ability to maintain a high level of asset utilization or, alternatively, could force us to reduce our pricing and accept lower revenue and profit margins in order to achieve our growth plans.

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

A significant portion of our revenue is derived from a relatively small number of customers. We earned approximately 67%, 65% and 64% of revenues from our top ten customers for the years ended December 31, 2012, 2011 and 2010, respectively.  Although each individual lease covers a distinct group of containers and no single lease with any customer contributed more than 5% of our revenue, the aggregate revenue from CMA-CGM and Mediterranean Shipping accounted for approximately 14% and 11%, respectively, of our revenue for the year ended December 31, 2012.  Our operating results in the foreseeable future will continue to depend on our ability to enter into agreements with these customers.  The loss of, or a significant reduction in revenue from, any of our key customers, or a default by any key customers on its obligations under any contract with us, or the restructuring of lease agreements due to economic circumstances facing our customers would significantly reduce our revenue and adversely affect our business.

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

Most of these factors are outside of our control.  Operating leases, under which we derived 62% of our revenue for the year ended December 31, 2012, are subject to greater residual risk than direct finance leases because we own the containers at the expiration of an operating lease term. If the residual value of our assets during any period proves lower than anticipated, our operating results may be adversely affected. Furthermore, we base our decision to invest in new containers in part on our expectations of our ability to sell or re-lease existing assets. To the extent we fail to anticipate the degree to which we need to replace existing assets, we may not have sufficient assets to meet demand and would therefore forgo revenues.

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

We have a significant amount debt outstanding.  As of December 31, 2012, we had outstanding indebtedness of approximately $1.4 billion with related interest expense for the year ended December 31, 2012 of approximately $68.7 million.  Our ability to meet our debt obligations will depend upon, among other things, our financial and operating performance, which will be affected by prevailing economic conditions and by financial, business, regulatory and other factors affecting our operations. Many of these factors are beyond our control. If our cash flow is insufficient to service our current and future indebtedness and to meet our other obligations and commitments, or if we are unable to obtain new financing on a timely basis, we will be required to adopt one or more alternatives, such as reducing or delaying our business activities, acquisitions, investments, capital expenditures, the payment of dividends or the implementation of our other strategies, refinancing or restructuring our debt obligations, selling intermodal assets, seeking to raise additional debt or equity capital or seeking bankruptcy protection. However, we may not be able to effect any of these remedies or alternatives on a timely basis, on satisfactory terms or at all and, in any event, we would need to do so in a manner consistent with the Amalgamation Agreement.

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

As of February 15, 2013, the Initial Shareholder, an entity primarily owned by certain private equity funds managed by an affiliate of Fortress, beneficially owns approximately 41.8% of our common shares. As a result, the Initial Shareholder may be able to control voting over corporate matters and transactions, including: the election of directors; amalgamations, consolidations or acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our memorandum of association and our bye-laws, and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders. The interests of the Initial Shareholder may not always coincide with our interests or the interests of our other shareholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of us. Also, the Initial Shareholder may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders. As a result, the market price of our common shares could decline or shareholders might not receive a premium over the then-current market price of our common shares upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in a company with significant shareholders.

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

As of February 15, 2013, there were 20,413,359 common shares issued and outstanding.  All of our issued and outstanding common shares will be freely transferable, except for approximately 45.9% of our issued and outstanding common shares held by the Initial Shareholder and members of our management, directors and employees, which can be resold into the public markets in the future in accordance with the requirements of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).

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

As of February 15, 2013, we will have an aggregate of 378,972,188 common shares authorized but unissued and not reserved for issuance under our incentive plans. We may issue all of these common shares without any action or approval by our shareholders, subject to certain exceptions. We also intend to continue to actively pursue acquisitions of containers and container businesses and may issue common shares in connection with these acquisitions. Any common shares issued in connection with our incentive plans, our acquisitions, the exercise of outstanding share options or otherwise would dilute the percentage ownership held by current investors.

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

Pursuant to the terms of the Amalgamation Agreement, we will not pay a dividend with respect to the fourth quarter of 2012.

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

We may be subject to income, withholding or other taxes in other jurisdictions by reason of our activities and operations, where our containers are used, or where the lessees of our containers (or others in possession of our containers) are located.  It is also possible that taxing authorities in any such jurisdictions could assert that we are subject to greater taxation than we currently anticipate. A portion of our income is treated as effectively connected with our conduct of a trade or business within the U.S., and is accordingly subject to U.S. federal income tax. It is possible that the U.S. Internal Revenue Service could assert that a greater portion of our income is effectively connected income that should be subject to U.S. federal income tax. If we become subject to a significant amount of unanticipated tax liabilities, our business would be adversely affected and decreased earnings would be available for distribution to our shareholders.

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

Shareholder Litigation

We are aware of five lawsuits relating to the Amalgamation Agreement filed by purported shareholders against the Company, the Company’s directors, Acquisition Sub and Parent.  Three such lawsuits were filed in New Jersey state court, and allege, among other things, that the directors of the Company have breached their fiduciary duties to the shareholders and that Acquisition Sub and Parent aided and abetted the Company’s directors’ alleged breach of their fiduciary duties.  Such lawsuits seek, among other things, to preliminarily and permanently enjoin the defendants from effectuating the Amalgamation, along with a declaration that the Company’s directors breached their fiduciary duties, an accounting, rescissory damages, costs and fees.  Plaintiffs in one of the three state court lawsuits amended their complaint to assert disclosure claims.  Such plaintiffs also filed a motion to consolidate the actions and a motion to expedite discovery.  Following the filing of this motion, the parties agreed to a stipulation and order governing consolidation and discovery.  Two additional shareholder lawsuits were filed in New Jersey federal court against the Company, the Company’s directors, Acquisition Sub and Parent.   The Federal actions allege that the that the directors of the Company have engaged in “oppressive” conduct in violation of Section 111 of the Companies Act 1981 of Bermuda by entering into the Amalgamation Agreement, and that the Company’s preliminary proxy statement on Schedule 14A relating to the Amalgamation is false and misleading in violation of the federal securities laws.

ITEM 4.  MINE SAFETY DISCLOSURES

NONE

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are listed for trading on the New York Stock Exchange under the symbol “BOX”. As of February 8, 2013, there were approximately 140 record holders.

The following table sets forth the quarterly high and low prices of our common shares on the New York Stock Exchange for the periods indicated:

	High	Low
Year Ended December 31, 2012:
First Quarter	$17.93	$14.52
Second Quarter	18.92	16.31
Third Quarter	19.25	17.02
Fourth Quarter	18.99	17.05
Year Ended December 31, 2011:
First Quarter	$16.22	$13.38
Second Quarter	17.99	15.04
Third Quarter	17.46	10.75
Fourth Quarter	15.54	12.03

Performance Graph

The following graph illustrates the cumulative total return to holders of our common shares relative to the cumulative total returns of the Russell 2000 Index and a customized peer group for the period from October 28, 2010 (the date our common shares began trading) to December 31, 2012. The peer group consists of three companies as follows:  Textainer Group Holdings Limited (NYSE: TGH), TAL International Group, Inc. (NYSE: TAL), and CAI International Inc (NYSE: CAP).  The graph assumes the investment of $100 as of October 28, 2010 and the reinvestment of all dividends.

$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
10/28/10
12/31/10
3/31/11
6/30/11
9/30/11
12/31/11
3/31/12
6/30/12
9/30/12
12/31/12
SeaCube Container Leasing Ltd
Russell 2000 Index
Peer Group

Company/Index	Base Period 10/28/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012

SeaCube Container Leasing Ltd	100.00	129.66	147.64	160.62	114.90	145.31	171.57	173.02	192.96	197.19
Russell 2000 Index	100.00	111.68	120.55	118.61	92.68	107.02	120.33	116.15	122.25	124.52
Peer Group	100.00	116.35	147.99	129.14	87.88	116.60	142.17	147.05	136.12	145.05

Dividends

We declared the following dividends during the years ended December 31, 2012 and 2011 on our issued and outstanding common shares:

Declaration Date	Record Date	Payment Date	Aggregate Payment	Per Share Payment

March 9, 2011	April 8, 2011	April 15, 2011	$ 4.4 million	$ 0.220
May 10, 2011	July 8, 2011	July 15, 2011	$ 4.4 million	$ 0.220
August 9, 2011	October 7, 2011	October 14, 2011	$ 4.8 million	$ 0.240
November 8, 2011	December 8, 2011	December 15, 2011	$ 4.8 million	$ 0.240
February 29, 2012	March 13, 2012	March 20, 2012	$ 5.3 million	$ 0.260
May 7, 2012	June 7, 2012	June 14, 2012	$ 5.7 million	$ 0.280
August 6, 2012	September 7, 2012	September 14, 2012	$ 5.9 million	$ 0.290
November 5, 2012	December 7, 2012	December 14, 2012	$ 6.1 million	$ 0.300

Pursuant to the terms of the Amalgamation Agreement, we will not pay a dividend with respect to the fourth quarter of 2012. We expect that the Amalgamation will close during the first half of 2013. If the Amalgamation has not closed prior to the scheduled payment date for our regular dividend with respect to the first quarter of 2013, we will be permitted to pay our regular dividend with respect to the first quarter of 2013 during the second quarter of 2013 in accordance with past practice. The amount of any dividend with respect to the first quarter of 2013, if declared and paid, will not exceed $0.31 per share. In 2012, our board approved and declared a dividend with respect to the first quarter of 2012 on May 7, 2012, which was paid on June 14, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item is incorporated by reference to a definitive proxy statement or amendment to this Form 10-K to be filed with the SEC within 120 days of December 31, 2012.

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

	Year Ended December 31,
	(amounts in thousands, except for per share data and container units)
	2012	2011	2010	2009	2008
Consolidated Statements of Operations Data:
Total revenues	$198,915	$169,479	$137,249	$141,873	$238,819
Direct operating expenses	5,928	5,987	6,139	9,073	13,780
Selling, general and administrative expenses	24,092	23,441	21,853	21,983	26,215
Depreciation expenses	53,545	45,800	35,341	37,769	79,491
Provision for doubtful accounts	1,100	388	(1,693)	4,678	1,468
Interest expense	68,702	54,638	44,522	51,922	81,114
Loss on terminations and modification of derivative instruments(1)	—	—	—	37,922	—
Gain on 2009 Sale(1)	—	—	—	15,583	—
Loss on retirement of debt(1)	—	—	—	1,330	413
Provision (benefit) for income taxes	(504)	(691)	796	248	—
Net income (loss)	$46,436	$39,436	$29,620	$(15,004)	$30,036
Net income (loss) per share of common stock:
Basic and diluted	$2.29	$1.96	$1.75	$(0.94)	$1.88
Common shares used in computing net income (loss) per common share basic and diluted	20,270	20,143	16,842	16,000	16,000

Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$16,518	$15,006	$17,868	$8,014	$30,567
Restricted cash	36,727	29,649	17,132	22,060	30,056
Net investment in direct finance leases	627,859	639,248	516,158	555,990	582,320
Leasing equipment, net of accumulated depreciation	961,232	748,945	476,566	360,847	863,730
Total assets	1,728,891	1,525,302	1,098,227	1,097,229	1,581,386
Debt, current	180,206	161,171	130,095	131,270	506,777
Debt, long-term	1,192,492	1,039,274	664,107	666,994	709,437
Total liabilities	1,473,085	1,306,173	908,921	862,875	1,327,783
Total shareholders’ equity/members’ interest	$255,806	$219,129	$189,306	$234,354	$253,603

Other Operating Data:
Distribution to Initial Shareholder	$—	$—	$—	$60,000	$—
Dividends	22,926	18,550	6,804	—	—
Non-cash distribution to Initial Shareholder	$—	$—	$96,874	$—	$—

Consolidated Statement of Cash Flows Data:
Cash flows provided by operating activities	$103,981	$93,462	$76,743	$50,966	$127,392
Capital expenditures	$387,441	$574,314	$191,043	$55,304	$108,472

Selected Fleet Data:
Average container units(2)	619,741	535,328	515,671	550,560	599,831
Average utilization(3)	97.8%	98.3%	97.9%	96.5%	98.2%

(1)	Refer to the 2009 Sale described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
(2)	Includes our operating fleet (which comprises our owned and managed fleet), the fleet of Interpool Limited for all periods presented and units under finance leases.
(3)	Utilization excludes assets held for sale and new units at the factory.

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

Overview

SeaCube Container Leasing Ltd (“SeaCube” or “the Company”) is one of the world’s largest container leasing companies based on total assets.  Containers are the primary means by which products are shipped internationally because they facilitate efficient movement of goods via multiple transportation modes including ships, rail and trucks.  The principal activities of our business include the acquisition, leasing, re-leasing and subsequent sale of refrigerated and dry containers and generator sets.  The Company leases our containers primarily under long-term contracts to a diverse group of the world’s leading shipping lines.  As of December 31, 2012, we employ 77 people in seven offices worldwide and have total assets of $1.7 billion.

As of December 31, 2012, we own or manage a fleet of 791,852 units, representing 1,224,395 TEUs of containers and generator sets.  For the year ended December 31, 2012, our average utilization was 97.8% (1), as measured in units.  We plan to grow our business by maximizing the profitability of our existing fleet and making additional investments in new containers.

The tables below summarize the composition of our fleet by unit, TEU and net book value as of December 31, 2012:

Equipment Fleet by Units

	Refrigerated	Dry	Gensets	Total
Operating Leases	36,442	196,857	2,369	235,668
Direct Finance Leases	25,931	244,281	2,710	272,922
Total Owned	62,373	441,138	5,079	508,590
Managed	30,216	251,723	1,323	283,262
Total Fleet	92,589	692,861	6,402	791,852

Equipment Fleet by TEUs

	Refrigerated	Dry	Gensets	Total
Operating Leases	66,551	303,687	2,369	372,607
Direct Finance Leases	50,442	376,594	2,710	429,746
Total Owned	116,993	680,281	5,079	802,353
Managed	56,855	363,864	1,323	422,042
Total Fleet	173,848	1,044,145	6,402	1,224,395

Container Fleet by Net Book Value

	Refrigerated	Dry	Gensets	Total
Operating Leases	$433,006	$518,343	$9,883	$961,232
Direct Finance Leases	213,847	400,373	13,639	627,859
Total Fleet	$646,853	$918,716	$23,522	$1,589,091

(1)	Utilization excludes assets held for sale and new units at the factory.

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

Amalgamation Agreement

As of December 31, 2012, we recognized $0.8 million of expenses associated with our activities surrounding the pending Amalgamation. We have not recognized certain other expenses that are contingent on completion of the Amalgamation. These expenses include financial advisory fees and compensation expense comprised of retention bonuses, severance and share-based compensation for share-based awards that will vest in connection with the Amalgamation. These contingent expenses will be recognized in our consolidated financial statements commencing in the period in which the Amalgamation occurs. The final amount of compensation expense to be recognized is partially dependent upon personnel decisions that will be made as part of the integration planning. These amounts may be material.

Upon completion of the Amalgamation, our assets and liabilities will be revalued and recorded at fair value. The assignment of fair value will require a significant amount of judgment. The use of fair value measures will affect the comparability of our post-amalgamation financial information and may make it more difficult to predict earnings in future periods.

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

Results of Operations

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

	Year ended	Year ended
	December 31, 2012	December 31, 2011	$ Change	% Change
	(dollars in thousands)
Equipment leasing revenue	$122,888	$104,869	$18,019	17%
Finance revenue	64,762	54,337	10,425	19%
Other revenue	11,265	10,273	992	10%
Total revenues	$198,915	$169,479	$29,436	17%

Revenue

Total revenue was $198.9 million for the year ended December 31, 2012 compared to $169.5 million for the year ended December 31, 2011, an increase of $29.4 million or 17%.

Equipment leasing revenue was $122.9 million for the year ended December 31, 2012 compared to $104.9 million for the year ended December 31, 2011, an increase of $18.0 million or 17%.  The increase was the result of an increase to the average on-hire fleet by approximately 46,300 units.

Finance revenue was $64.8 million for the year ended December 31, 2012 compared to $54.3 million for the year ended December 31, 2011, an increase of $10.4 million or 19%.  The increase was the result of new investments that increased the average size of our finance lease portfolio.

Other revenue, which includes management fee revenues and re-billable costs to our lessees, was $11.3 million for the year ended December 31, 2012 compared to $10.3 million for the year ended December 31, 2011, an increase of $1.0 million or 10%. This increase was attributable to higher rebillable costs of $1.6 million, which were partially offset by lower management fee revenues of $0.6 million.

	Year ended	Year ended
	December 31, 2012	December 31, 2011	$ Change	% Change
	(dollars in thousands)
Direct operating expenses	$5,928	$5,987	$(59)	-1%
Selling, general and administrative expenses	24,092	23,441	651	3%
Depreciation expenses	53,545	45,800	7,745	17%
Provision for doubtful accounts	1,100	388	712	*
Impairment of leasing equipment held for sale	2,158	1,289	869	67%
Total	$86,823	$76,905	$9,918	13%

*	Not meaningful.

Direct Operating Expenses

Direct operating expenses were $5.9 million for the year ended December 31, 2012 compared to $6.0 million for the year ended December 31, 2011, a decrease of $0.1 million or 1%. During the current year period, more containers were returned upon the completion of their lease than in the prior year period resulting in higher positioning as well as maintenance and repair costs.  This was offset by higher recovery costs incurred in the prior year that were attributable to one customer.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $24.1 million for the year ended December 31, 2012, compared to $23.4 million for the year ended December 31, 2011, an increase of $0.7 million or 3%.  This is primarily due to merit increases and higher incentive compensation expense that was partially offset by savings in travel, professional and legal fees.

Depreciation Expenses

Depreciation of leasing equipment was $53.5 million for the year ended December 31, 2012 compared to $45.8 million for the year ended December 31, 2011, an increase of $7.7 million or 17%. Depreciation on new additions net of disposals and sales accounted for an increase of $8.8 million, which was offset by a decrease of $1.1 million due to equipment reaching the end of their depreciable lives.

Provision for Doubtful Accounts

Provision for doubtful accounts was $1.1 million for the year ended December 31, 2012 compared to $0.4 million for year ended December 31, 2011.  While we continue to have a good credit and collections experience, due to our comprehensive credit underwriting and monitoring, the current year period provision for doubtful account increased compared to the prior year period.

Impairment of Leasing Equipment Held for Sale

We recorded an impairment of leasing equipment held for sale of $2.2 million for the year ended December 31, 2012 compared to $1.3 million for the year ended December 31, 2011.  We evaluate the recovery of our containers and gensets designated for sale and record a loss if the ultimate sales value is expected to be below the current carrying cost.  The majority of our impairments occur at the conclusion of an operating lease when our equipment is older and has incurred a certain amount of damage that the lessee is responsible for.  These impairments do not include amounts that we recover from lessees to return containers to leasable condition, in accordance with industry standards. We bill our lessees for the cost to repair equipment to this industry standard even if we do not repair the container. This revenue is recorded as Other Revenue and not a reduction of impairment losses.  In the current year period, we had more containers returned and sold upon the completion of their lease term.

	Year ended	Year ended
	December 31, 2012	December 31, 2011	$ Change	% Change
	(dollars in thousands)
Interest expense	$68,702	$54,638	$14,064	26%
Interest income	(265)	(309)	44	-14%
Other expenses (income), net	(2,277)	(500)	(1,777)	*
Total	$66,160	$53,829	$12,331	23%

*	Not meaningful.

Interest Expense

Interest expense was $68.7 million for the year ended December 31, 2012 compared to $54.6 million for the year ended December 31, 2011, an increase of $14.1 million or 26%.  Our weighted average debt balance for the year ended December 31, 2012 increased by approximately $268 million due to our investment in new containers.  This resulted in an increase of approximately $13.4 million to interest expense.  In the current year period, there were slightly higher commitment fees of $0.3 million.  In addition, non-cash interest expense increased in the current period by $0.4 million, which included higher amortization of deferred financing fees of $1.8 million partially offset by increases in gains recognized directly into income for ineffective derivatives of $0.3 million and by lower amortization of terminated derivatives of $1.1 million.

Interest Income

Interest income was $0.3 million for both the year ended December 31, 2012 and 2011.

Other Expense (Income), Net

Other expense (income), net, was $(2.3) million for the year ended December 31, 2012 compared to $(0.5) million for the year ended December 31, 2011.  This is attributable to higher gains on the sale of equipment in the current year period due to more containers being returned and sold upon the completion of leases.  These gains were partially offset by approximately $0.8 million of one-time transaction expenses associated with the pending Amalgamation.

	Year ended	Year ended
	December 31, 2012	December 31, 2011	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	$(504)	$(691)	$187	*

*	Not meaningful.

Provision (benefit) for Income Taxes

Provision (benefit) for income taxes was $(0.5) million for the year ended December 31, 2012 and $(0.7) million for the year ended December 31, 2011.  The Company is not subject to taxation in its country of incorporation and although the Company is subject to taxation in certain other jurisdictions, including in the U.S. and other foreign countries, none of those taxable amounts are material.  Further, given the nature of the Company's operations and activities, including where its containers are used and where the lessees of its containers (or others in possession of its containers) are located, the remainder of its earnings is not attributable to any specific tax jurisdiction and is thus not taxable. The change in the effective tax rate is primarily attributable to its lower or nontaxed foreign sourced income.

	Year ended	Year ended
	December 31, 2012	December 31, 2011	$ Change	% Change
	(dollars in thousands)
Net income	$46,436	$39,436	$7,000	18%
Adjusted net income**	$51,470	$44,128	$7,342	17%
Adjusted EBITDA**	$289,478	$239,755	$49,723	21%

**
Adjusted net income and adjusted EBITDA are measures of financial and operational performance that are not defined by U.S. GAAP.  See “Non-GAAP Measures” for the discussion of adjusted net income and adjusted EBITDA as a non-GAAP measures and their reconciliation to net income (loss).

Net Income

Net income was $46.4 million for the year ended December 31, 2012 as compared to $39.4 million for the year ended December 31, 2011.  The increase in net income was attributable to the items above.

Adjusted Net Income

Adjusted net income was $51.5 million for the year ended December 31, 2012 compared to $44.1 million for the year ended December 31, 2011, an increase of $7.3 million or 17%.  In addition to the changes in net income noted above, the year ended December 31, 2012, includes an increase in non-cash interest expense of $0.3 million, which is excluded in the adjusted net income calculation.

Adjusted EBITDA

Adjusted EBITDA was $289.5 million for the year ended December 31, 2012 compared to $239.8 million for the year ended December 31, 2011, an increase of $49.7 million or 21%.  In addition to the changes in net income noted above, the year ended December 31, 2012, includes higher depreciation of $7.7 million and higher interest expense of $14.1 million, which are excluded in the adjusted EBITDA calculation.  In addition, the current year period had higher collections on investments in direct financing leases of $20.7 million.

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

	Year ended	Year ended
	December 31, 2011	December 31, 2010	$ Change	% Change
	(dollars in thousands)
Equipment leasing revenue	$104,869	$73,404	$31,465	43%
Finance revenue	54,337	51,627	2,710	5%
Other revenue	10,273	12,218	(1,945)	-16%
Total revenues	$169,479	$137,249	$32,230	23%

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

	Year ended	Year ended
	December 31, 2011	December 31, 2010	$ Change	% Change
	(dollars in thousands)
Direct operating expenses	$5,987	$6,139	$(152)	-2%
Selling, general and administrative expenses	23,441	21,853	1,588	7%
Depreciation expenses	45,800	35,341	10,459	30%
Provision for doubtful accounts	388	(1,693)	2,081	*
Impairment of leasing equipment held for sale	1,289	1,343	(54)	-4%
Total	$76,905	$62,983	$13,922	22%

*	Not meaningful.

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

Provision for Doubtful Accounts

Provision for doubtful accounts was $0.4 million for the year ended December 31, 2011 compared to $(1.7) million for year ended December 31, 2010.  We continued to have a strong credit and collections experience, which was due to the improved credit quality of our customer base along with our comprehensive credit underwriting and monitoring.  During the year ended December 31, 2010, we lowered our reserve as the credit quality of our customer base improved.

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

	Year ended	Year ended
	December 31, 2011	December 31, 2010	$ Change	% Change
	(dollars in thousands)
Interest expense	$54,638	$44,522	$10,116	23%
Interest income	(309)	(1,055)	746	-71%
Other expenses (income), net	(500)	383	(883)	*
Total	$53,829	$43,850	$9,979	23%

*	Not meaningful.

Interest Expense

Interest expense was $54.6 million for the year ended December 31, 2011, compared to $44.5 million for the year ended December 31, 2010, an increase of $10.1 million or 23%.  Our weighted average debt balance for the year ended December 31, 2011 increased by $211.0 million due to our investment in new containers, resulting in an increase of approximately $10 million to interest cost.  In addition, in May and November of 2010, we increased our available credit under the CLIF IV and Revolving Credit Facilities, respectively, which resulted in higher commitment fees of $0.3 million in 2011.  There was also a decrease in non-cash interest expense in 2011, including lower amortization of terminated derivatives of $2.1 million, which was partially offset by an increase in amortization of deferred financing fees of $1.4 million and a decrease in gains recognized directly into income for ineffective derivatives of $0.1 million.

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

	Year ended	Year ended
	December 31, 2011	December 31, 2010	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	$(691)	$796	$(1,487)	*

*	Not meaningful.

Provision (benefit) for Income Taxes

Provision (benefit) for income taxes was $(0.7) million for the year ended December 31, 2011 and $0.8 million for the year ended December 31, 2010.  The Company is not subject to taxation in its country of incorporation and although the Company is subject to taxation in certain other jurisdictions, including in the U.S. and other foreign countries, none of those taxable amounts are material.  Further, given the nature of the Company's operations and activities, including where its containers are used and where the lessees of its containers (or others in possession of its containers) are located, the remainder of its earnings is not attributable to any specific tax jurisdiction and is thus not taxable. The change in the effective tax rate is primarily attributable to its lower or nontaxed foreign sourced income.  In addition, the year ended December 31, 2011 contains deferred tax benefits resulting from net operating losses from US sources.

	Year ended	Year ended
	December 31, 2011	December 31, 2010	$ Change	% Change
	(dollars in thousands)
Net income	$39,436	$29,620	$9,816	33%
Adjusted net income**	$44,128	$34,708	$9,420	27%
Adjusted EBITDA**	$239,755	$211,310	$28,445	13%

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

Adjusted Net Income

Adjusted net income was $44.1 million for the year ended December 31, 2011 compared to $34.7 million for the year ended December 31, 2010, an increase of $9.4 million or 27%.  In addition to the changes in net income noted above, the adjustment includes lower non-cash interest expense of $0.4 million in 2011.

Adjusted EBITDA

Adjusted EBITDA was $239.8 million for the year ended December 31, 2011 compared to $211.3 million for the year ended December 31, 2010, an increase of $28.4 million or 13%.  In addition to the changes in net income noted above, the year ended December 31, 2011, includes higher depreciation of $10.5 million and higher interest expense of $10.9 million, which are excluded from the adjusted EBITDA calculation.  In addition, the year ended December 31, 2011 had lower collections on investments in direct financing leases of $1.2 million.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily from the following sources:

●
Revenues including operating lease revenues, total finance lease collections, billings to lessors for repairs and maintenance, and asset management fees. Cash flows from operating activities including the principal collections on finance leases were $225.5 million, $194.3 million and $178.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

●	Lines of credit and other secured borrowings, under which $1,372.7 million was outstanding and $160 million was available for borrowing as of December 31, 2012.

●	Sales of our older leasing equipment, which was $23.1 million, $19.1 million and $15.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Foreign Cash

As of December 31, 2012, substantially all of the Company’s cash and cash equivalents are held in banks in the United States.

Liquidity Needs to Acquire Equipment to be Leased

The acquisition of leasing assets fuels our growth. As a result, we expect to invest substantial funds to acquire containers and gensets, although there can be no assurances as to the timing and amount of such acquisitions. Since 2010, we invested an average of approximately $395 million per year in containers and gensets.  Going forward, provided there is sufficient demand, production capacity, appropriate pricing and available financing, we intend to invest in containers at a level that is at least consistent with our historical investment activity. As of February 7, 2013, SeaCube has committed to purchase approximately $129.5 million of equipment for delivery through March 2013.  Of this amount, approximately $98.7 million, or 76%, has been committed to long-term leases.

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

Cash Flow

Cash Flow Information for the Years Ended December 31, 2012, 2011 and 2010

The following table sets forth certain historical cash flow information for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(dollars in thousands)
Net cash provided by operating activities	$103,981	$93,462	$76,743
Net cash provided by (used in) investing activities	(241,387)	(467,119)	(82,353)
Net cash provided by (used in) financing activities	139,011	370,931	15,446
Effect of changes in exchange rates on cash and cash equivalents	(93)	(136)	18
Net increase (decrease) in cash and cash equivalents	$1,512	$(2,862)	$9,854

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

Net cash provided by operating activities was $104.0 million and $93.5 million for the years ended December 31, 2012 and 2011, respectively, a $10.5 million increase. The increase in operating cash flow was primarily the result of increased profitability, which was partially offset by a decrease in working capital.

Net cash provided by (used in) investing activities was $(241.4) million and $(467.1) million for the year ended December 31, 2012 and 2011, respectively, a $225.7 million increase to cash flow.  The primary driver of the increase is the timing of purchases of leased equipment as well as investment in direct finance leases.  Our restricted cash balances increased by $7.1 million in the year ended December 31, 2012 versus $12.5 million in the year ended December 31, 2011. In addition, we had higher collections on net investment in direct finance leases and higher proceeds from the sale of leasing equipment of $20.7 million and $4.0 million, respectively.

Net cash provided by (used in) financing activities was $139.0 million and $370.9 million for the year ended December 31, 2012 and 2011, respectively, a $231.9 million decrease to cash flow.  During the current period, the proceeds of long-term debt (net of payments) decreased by $234.0 million versus the prior period.  In conjunction with the closing of the Series 2012-1 Notes and the restatement of the revolving credit facility in the current year period, we incurred debt issuance costs of $6.1 million. In conjunction with the closing borrowings in the prior year period, we incurred debt issuance costs of $10.8 million and paid $0.7 million, which represented the fair value of the derivative on the CLIF IV borrowings.  In addition, there were higher dividends paid during the year ended December 31, 2012 of $0.4 million.

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

Net cash provided by operating activities was $93.5 million and $76.7 million for the years ended December 31, 2011 and 2010, respectively, a $16.7 million increase. The increase in operating cash flow was primarily the result of increased profitability.

Net cash provided by (used in) investing activities was $(467.1) million and $(82.4) million for the year ended December 31, 2011 and 2010, respectively, a $384.8 million decrease to cash flow.  The primary driver of the decrease is our increased investment in direct finance leases and purchases of leased equipment of $383.3 million, which reflects the strong market demand for containers.  In addition, our restricted cash balances increased by $12.5 million for the year ended December 31, 2011 versus a decrease of $4.9 million for the year ended December 31, 2010.  The principal reason for the increase in the current year is the advanced funding requirements in accordance with the terms of the Series 2011-1 and 2011-2 Fixed Rate Secured Notes.  Finally, there was $13.7 million of lower cash uses related to the Shareholder Note in 2011.  In 2010, there was an advance of approximately $8 million on the shareholder note as well as higher interest accrued due to a larger outstanding balance.

Net cash provided by (used in) financing activities was $370.9 million and $15.4 million for the year ended December 31, 2011 and 2010, respectively, a $355.5 million increase to cash flow.  During 2011, the proceeds of long-term debt (net of payments) increased by $410.3 million as a result of our increased investment in direct finance leases and leasing equipment.  In 2011, due to additional borrowings, we had higher debt issuance costs of $6.9 million.  Also, upon the repayment of the outstanding borrowings under CLIF IV, we paid $0.7 million, which represented the fair value of the interest rate derivative on these borrowings.  Dividends paid during the year ended December 31, 2011 were $22.6 million compared with $2.8 million during the year ended December 31, 2010 and, in 2010, we had proceeds from our IPO of $27.3 million.

Contractual Obligations and Commitments

The following table summarizes our various contractual obligations in order of their maturity dates as of December 31, 2012.  For a discussion of certain financing activities and purchase commitments since December 31, 2012, which affect the amounts shown in the table below, see “—Liquidity and Capital Resources” above.

	As of	Maturity in Years
	December 31, 2012	Less than 1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
	(dollars in thousands)
Container Revolving Credit Facility	$95,000	$—	$—	$—	$95,000	$—	$—
Series 2006-1 Notes	227,958	62,171	62,170	62,170	41,447	—	—
CLI Funding III Credit Facility	179,551	45,134	71,404	22,661	19,771	16,232	4,349
CLI Funding IV Credit Facility	195,000	—	11,700	15,600	15,600	15,600	136,500
CLI Funding V Credit Facility	625,189	72,901	75,642	75,713	69,927	66,711	264,295
Unsecured Term Loan	50,000	—	—	—	50,000	—	—
Equipment Purchase Commitments	2,256	2,256	—	—	—	—	—
Interest Payments	223,759	59,818	50,353	39,399	27,572	19,061	27,556
Operating Leases	1,490	696	474	135	96	89	—
Total	$1,600,203	$242,976	$271,743	$215,678	$319,413	$117,693	$432,700

Our contractual obligations consist of principal and interest payments related to our revolving credit facilities and our asset-backed securitizations, equipment purchase commitments, and operating lease payments for our facilities. Interest payments are based upon the net effect of swapping our variable interest rate payments for fixed rate payments consistently applied and in accordance with our policy.

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

CLI pledged certain assets for the benefit of the secured parties as collateral security for the payment and performance of obligations under the facility and other loan documents and under the guaranty. The pledged assets included, among other things, marine and intermodal containers, gensets and equity interests in certain subsidiaries and all proceeds of any and all of the foregoing.  As of December 31, 2012 and 2011, the outstanding balance was $95.0 million and $79.0 million, respectively.  The weighted-average interest rate for the years ended December 31, 2012 and 2011 was 3.35% and 3.39% excluding unused fees and the amortization of up-front costs, respectively.

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

The Series 2006-1 Notes contains typical representations and covenants for loans of this type that, among other things and subject to exceptions set forth in the agreement, restrict the ability of CLI and certain restricted subsidiaries, to incur indebtedness and/or create liens against its assets and/or to make investments, to dispose of assets, to merge or consolidate with any other person, to engage in transactions with affiliates except on an arm's-length basis in the ordinary course of business, or  to incur certain restrictions or prohibitions on granting liens and/or making distributions, dividends or similar payments. In addition, CLI shall not permit the tangible net worth of CLI and its subsidiaries at any time to be less than $175 million.

The outstanding balance of the Series 2006-2 Notes and $48.0 million of the Series 2006-1 Notes were repaid in conjunction with the 2009 Sale on January 20, 2009.  At December 31, 2012 and 2011, the amount outstanding under this facility was $228.0 million and $290.1 million, respectively. The weighted-average interest rate for the years ended December 31, 2012 and 2011 was 6.25% and 6.28%, respectively.

CLI Funding III Credit Facility

On October 31, 2007, our wholly owned subsidiary CLI Funding III LLC, a special purpose vehicle incorporated under the laws of Delaware, entered into a $300.0 million senior secured credit facility (the “CLI Funding III Credit Facility”) to finance a portfolio of container finance leases and certain new container finance leases acquired in the future. The facility was amended on April 22, 2008, increasing the facility size to $400.0 million. The facility had a two-year revolving period, during which additional finance leases could be added to the portfolio, followed by a term-out period not to exceed ten years during which the facility amortizes. Borrowings under the facility are limited to a maximum of 85% of the present value of finance lease receivables throughout the facility’s 12-year term and bear interest at a rate equal to LIBOR or a Cost of Funds rate (as defined in the agreement) plus a margin. CLI has guaranteed the payment obligations of CLI Funding III LLC.

The CLI Funding III Credit Facility contains typical representations and covenants for loans of this type that, among other things and subject to exceptions set forth in the agreement, restrict the ability of CLI and certain restricted subsidiaries, to incur indebtedness and/or create liens against its assets and/or to make investments, to dispose of assets, to merge or consolidate with any other person, to engage in transactions with affiliates except on an arm's-length basis in the ordinary course of business, or  to incur certain restrictions or prohibitions on granting liens and/or making distributions, dividends or similar payments. In addition, CLI shall not permit the tangible net worth of CLI and its subsidiaries at any time to be less than $200 million.

At December 31, 2012 and 2011, the amount outstanding under this facility was $179.6 million and $245.2 million, respectively. The weighted-average interest rate for the years ended December 31, 2012 and 2011 was 4.08% and 4.20%, respectively.

CLI Funding IV Credit Facility

On May 18, 2010, our indirect wholly owned subsidiary, CLI Funding IV LLC, a special purpose vehicle formed under the laws of Delaware, entered into a $200 million revolving loan credit agreement (the “CLI Funding IV Credit Facility”) to finance new container purchases in the future. The facility had a one year revolving period, which was to expire on May 17, 2011.  On May 9, 2011, CLI Funding IV Credit Facility was extended for 2 years, which included extending the revolving period to May 9, 2013.  On March 27, 2012, CLI Funding IV LLC, amended and restated in its entirety its existing credit facility, dated May 18, 2010 (as amended and restated, the “Amended and Restated Credit Agreement”).  The Amended and Restated Credit Agreement increases the total commitments of the Lenders available to $300 million from $200 million and extends the revolving period to March 27, 2014, from May 9, 2013.  After the revolving credit period expires, the facility converts to a 5 year amortizing term loan. Borrowings under the facility are limited to a maximum of 80% of the eligible equipment’s net book value, 80% of the net present value of eligible finance leases, plus 100% of the restricted cash accounts and borrowings under this facility bear interest at a rate equal to LIBOR plus a margin.

The CLI Funding IV Credit Facility contains typical representations and covenants for loans of this type that, among other things and subject to exceptions set forth in the agreement, restrict the ability of CLI and certain restricted subsidiaries, to incur indebtedness and/or create liens against its assets and/or to make investments, to dispose of assets, to merge or consolidate with any other person, to engage in transactions with affiliates except on an arm's-length basis in the ordinary course of business, or  to incur certain restrictions or prohibitions on granting liens and/or making distributions, dividends or similar payments. In addition, CLI shall not permit the tangible net worth of CLI and its subsidiaries at any time to be less than $200 million. CLI will also be required to comply with a maximum consolidated leverage ratio of 5.25 times adjusted EBITDA through the third anniversary of the facility and of 5.00 times adjusted EBITDA with respect to the time period thereafter.

At December 31, 2012 and 2011, the amount outstanding under this facility was $195.0 million and $76.0 million, respectively.  The weighted-average interest rate for the year ended December 31, 2012 and 2011 was 3.24% and 3.43%, respectively.

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

On June 21, 2012, CLIF V completed its offering of $225 million aggregate principal amount of Series 2012-1 Fixed Rate Secured Notes ("Series 2012-1 Notes"). The Series 2012-1 Notes were issued with an annual interest rate of 4.21%, have a scheduled maturity date of December 18, 2022 and a legal final maturity date of June 18, 2027.

The CLI Funding V indenture (as supplemented) contains typical representations and covenants for loans of this type that, among other things and subject to exceptions set forth in the agreement, restrict the ability of CLI and certain restricted subsidiaries, to incur indebtedness and/or create liens against its assets and/or to make investments, to dispose of assets, to merge or consolidate with any other person, to engage in transactions with affiliates except on an arm's-length basis in the ordinary course of business, or  to incur certain restrictions or prohibitions on granting liens and/or making distributions, dividends or similar payments. In addition, CLI shall not permit the tangible net worth of CLI and its subsidiaries at any time to be less than $175 million.

At December 31, 2012 and 2011, the amount outstanding under this facility was $625.2 million and $460.2 million, respectively.  The weighted-average interest rate for the year ended December 31, 2012 and 2001 was 4.63% and 4.58%, respectively.

Unsecured Term Loan

On April 28, 2011, the Company closed on a $50 million Five Year Senior Unsecured Term Loan.  The loan has an interest rate of 11%, which is payable semi-annually beginning on July 1, 2011.  There are no required principal payments prior to maturity on April 28, 2016.

At December 31, 2012 and 2011, the amount outstanding under this facility was $50.0 million.  The weighted-average interest rate for the year ended December 31, 2012 and 2011 was 10.98% and 10.82%, respectively.

Covenants

At December 31, 2012, the Company was in compliance with all covenants.

Commitments

Equipment Purchase Commitments

The equipment purchase commitments are related to purchase orders we place for containers, both refrigerated and dry, and complementary equipment in the normal course of business. We do not bear the risks and rewards of ownership and therefore have not recorded an asset or a liability related to these commitments. We also had obligations to purchase containers of $2.3 million at December 31, 2012.  As of February 7, 2013, SeaCube has committed to purchase approximately $129.5 million of equipment for delivery through March 2013.  Of this amount, approximately $98.7 million, or 76%, has been committed to long-term leases.

Operating Leases

We are a party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2017. Minimum rent payments under our material leases were $1.5 million as of December 31, 2012.

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

The following table shows the reconciliation of net income, the most directly comparable U.S. GAAP measure to adjusted net income:

SeaCube Container Leasing Ltd.
Non-GAAP Reconciliation of Adjusted Net Income
(Amounts in thousands)
(unaudited)

	Year Ended December 31,
	2012	2011	2010
Net income	$46,436	$39,436	$29,620
Non-cash interest expense, net of tax	5,034	4,692	5,088
Adjusted net income	$51,470	$44,128	$34,708

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

The following table shows the reconciliation of net income, the most directly comparable U.S. GAAP measure to adjusted EBITDA:

SeaCube Container Leasing Ltd.
Non-GAAP Reconciliation of Adjusted EBITDA
(Amounts in thousands)
(unaudited)

	Year Ended December 31,
	2012	2011	2010
Net income	$46,436	$39,436	$29,620
Provision (benefit) for income taxes	(504)	(691)	796
Depreciation expenses	53,545	45,800	35,341
Interest expense, net of interest income	68,437	54,329	43,467
Collections on net investment in direct financing leases, net of interest earned	121,564	100,881	102,086
Adjusted EBITDA	$289,478	$239,755	$211,310

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

We performed our impairment assessment of goodwill using consistent methodologies and concluded that fair value substantially exceeded carrying value and no impairment existed for the years ended December 31, 2012, 2011 and 2010.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2012.

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

Interest Rate Risk

We have long-term debt obligations that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. We have entered into interest rate swap agreements to mitigate the impact of changes in interest rates that may result from fluctuations in the variable rates of interest accrued by our long-term debt obligations. Based on the debt obligation payable as of December 31, 2012, we estimate that cash flows from interest expense relating to variable rate debt and the relevant interest rate swap agreement would increase (decrease) by approximately $0.1 million on an annual basis in the event interest rates were to increase (decrease) by 10%.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our controls over financial reporting as of December 31, 2012. Ernst & Young LLP has issued their report which is included below.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
SeaCube Container Leasing Ltd.

We have audited SeaCube Container Leasing Ltd.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SeaCube Container Leasing Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, SeaCube Container Leasing Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SeaCube Container Leasing Ltd. as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2012 of SeaCube Container Leasing Ltd. and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
February 21, 2013

Item 9B.  Other Information

None

PART III

ITEM 10.  Director, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to a definitive proxy statement or amendment to this Form 10-K to be filed with the SEC within 120 days of December 31, 2012.

ITEM 11.  Executive Compensation

The information required by this Item is incorporated by reference to a definitive proxy statement or amendment to this Form 10-K to be filed with the SEC within 120 days of December 31, 2012.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to a definitive proxy statement or amendment to this Form 10-K to be filed with the SEC within 120 days of December 31, 2012.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to a definitive proxy statement or amendment to this Form 10-K to be filed with the SEC within 120 days of December 31, 2012.

ITEM 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to a definitive proxy statement or amendment to this Form 10-K to be filed with the SEC within 120 days of December 31, 2012.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying consolidated financial statements or notes thereto.

(A)	3.	List of Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Amalgamation, dated as of January 18, 2013, by and among SeaCube Container Leasing Ltd., 2357575 Ontario Limited and SC Acquisitionco Ltd.  (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2013).

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
4.2
Shareholders Agreement by and between SeaCube Container Leasing Ltd. and Seacastle Operating Company Ltd. (incorporated by reference to Exhibit 4.2 of the SeaCube’s Form 10-Q, filed with the SEC on November 12, 2010)

4.3
Indenture, dated as of March 18, 2011, between CLI Funding V LLC, as Issuer, and U.S Bank National Association, as Indenture Trustee and Securities Intermediary (incorporated by reference to Exhibit 4.3 of SeaCube’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2011)

4.4
Series 2011-2 Supplement dated November 3, 2011 to Indenture, dated March 18, 2011 between CLI Funding V LLC (the “Issuer”) and U.S. Bank National Association (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 of SeaCube’s Current Report on Form 8-K, filed with the SEC on November 3, 2011)

4.5
Series 2012-1 Supplement dated June 21, 2012 to Indenture, dated March 18, 2011 between CLI Funding V LLC (the “Issuer”) and U.S. Bank National Association (the “Indenture Trustee”). (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 25, 2012).

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

Exhibit No.	Description
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

10.25
Fifth Amended and Restated Credit Agreement, dated June 27, 2012 between and among Container Leasing International, LLC (d/b/a Carlisle Leasing International, LLC and/or Seacastle Container Leasing, LLC and/or SeaCube Containers, LLC), as the Borrower, Deutsche Bank Trust Company Americas, Citibank, N.A. and JPMorgan Chase Bank, N.A., as lenders, and Deutsche Bank Securities Inc., Citigroup Global Markets, Inc., and J.P. Morgan Securities LLC, as lead arrangers, and Deutsche Bank Trust Company Americas, as the Administrative Agent. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2012).

10.26	SeaCube Container Leasing Ltd. Key Employee Severance Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2013).

Exhibit No.	Description
10.27
Letter Agreement, dated as of January 18, 2013, by and among SeaCube Container Leasing Ltd., SC Acquisitionco Ltd. and Joseph Kwok (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2013).

10.28
Letter Agreement, dated as of January 18, 2013, by and among SeaCube Container Leasing Ltd., SC Acquisitionco Ltd. and Stephen Bishop (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2013).

10.29
Letter Agreement, dated as of January 18, 2013, by and among SeaCube Container Leasing Ltd., SC Acquisitionco Ltd. and Lisa Leach (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2013).

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

Date: February 21, 2013

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

Name	Title	Date

/s/ Joseph Kwok	Chief Executive Officer	February 21, 2013
Joseph Kwok	(Principal Executive Officer)

/s/ Stephen P. Bishop	Chief Operating Officer and Chief	February 21, 2013
Stephen P. Bishop	Financial Officer (Principal Financial and Accounting Officer)

/s/ Joseph P. Adams, Jr	Chairman of the Board of Directors	February 21, 2013
Joseph P. Adams, Jr.

/s/ Jonathan G. Atkeson	Director	February 21, 2013
Jonathan G. Atkeson

/s/ Paul R. Goodwin	Director	February 21, 2013
Paul R. Goodwin

/s/ Douglas A. Hacker	Director	February 21, 2013
Douglas A. Hacker

/s/ Donald P. Hamm	Director	February 21, 2013
Donald P. Hamm

/s/ Martin Tuchman	Director	February 21, 2013
Martin Tuchman

INDEX OF FINANCIAL STATEMENTS

SeaCube Container Leasing Ltd.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
SeaCube Container Leasing Ltd.

We have audited the accompanying consolidated balance sheets of SeaCube Container Leasing Ltd. as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SeaCube Container Leasing Ltd. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SeaCube Container Leasing Ltd.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
February 21, 2013

SeaCube Container Leasing Ltd.
Consolidated Balance Sheets
(Amounts in thousands, except for share amounts)

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$16,518	$15,006
Restricted cash	36,727	29,649
Accounts receivable, net of allowance of $1,712 and $3,290, respectively	41,209	41,570
Net investment in direct finance leases	627,859	639,248
Leasing equipment, net of accumulated depreciation of $176,631 and $171,993, respectively	961,232	748,945
Goodwill	22,483	22,483
Shareholder note	—	8,498
Other assets	22,863	19,903
Total assets	$1,728,891	$1,525,302
Liabilities and shareholders’ equity
Liabilities:
Equipment purchases payable	$37,574	$26,305
Accrued expenses and other liabilities	33,585	37,097
Fair value of derivative instruments	27,430	38,750
Deferred income	1,070	2,044
Deferred income taxes	728	1,532
Debt:
Due within one year	180,206	161,171
Due after one year	1,192,492	1,039,274
Total debt	1,372,698	1,200,445
Total liabilities	1,473,085	1,306,173
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred shares, $0.01 par value, 100,000,000 shares authorized	—	—
Common shares, $0.01 par value, 400,000,000 shares authorized; 20,288,359 shares issued and outstanding at December 31, 2012; 20,163,359 shares issued and outstanding at December 31, 2011	202	201
Additional paid in capital	220,659	218,879
Retained earnings	56,426	32,916
Accumulated other comprehensive loss	(21,481)	(32,867)
Total shareholders’ equity	255,806	219,129
Total liabilities and shareholders’ equity	$1,728,891	$1,525,302

See accompanying notes.

SeaCube Container Leasing Ltd.
Consolidated Statements of Operations
(Amounts in thousands, except for per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Equipment leasing revenue	$122,888	$104,869	$73,404
Finance revenue	64,762	54,337	51,627
Other revenue	11,265	10,273	12,218
Total revenues	198,915	169,479	137,249
Expenses:
Direct operating expenses	5,928	5,987	6,139
Selling, general and administrative expenses	24,092	23,441	21,853
Depreciation expenses	53,545	45,800	35,341
Provision for doubtful accounts	1,100	388	(1,693)
Impairment of leasing equipment held for sale	2,158	1,289	1,343
Interest expense, including non-cash interest of $4,979, $4,610 and $5,224, respectively	68,702	54,638	44,522
Interest income	(265)	(309)	(1,055)
Other expenses (income), net	(2,277)	(500)	383
Total expenses	152,983	130,734	106,833

Income before provision for income taxes	45,932	38,745	30,416
Provision (benefit) for income taxes	(504)	(691)	796
Net income	$46,436	$39,436	$29,620

Net income per common share
Basic and diluted net income per share	$2.29	$1.96	$1.75
Dividend per common shareholder	$1.13	$0.92	$0.375

See accompanying notes.

SeaCube Container Leasing Ltd.
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$46,436	$39,436	$29,620

Other comprehensive income, net of tax:
Net derivative loss reclassified into earnings	2,694	3,831	5,934
Unrealized gain (loss) on derivative instruments, net of tax of $391, $80, and $(450), respectively	8,785	4,151	(4,617)
Foreign currency translation	(93)	(136)	16
Other comprehensive income	11,386	7,846	1,333

Comprehensive Income	$57,822	$47,282	$30,953

See accompanying notes.

SeaCube Container Leasing Ltd.
Consolidated Statement of Changes in Shareholders’ Equity
For the Years Ended December 31, 2012, 2011, and 2010
(Amounts in thousands, except for share amounts)

							Accumulated
	Preferred Shares		Common Shares		Additional	Retained	Other	Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid in Capital	Earnings (Deficit)	Comprehensive Income (Loss)	Shareholders’
Balance, December 31, 2009	—	—	16,000,000	160	289,826	(13,586)	(42,046)	234,354

Issuance of common shares – initial public offering (net of offering expenses)			3,450,000	35	27,278			27,313
Issuance of common shares to directors and officers			567,812	5	(5)			—
Dividends					(2,800)	(4,004)		(6,804)
Non-cash distribution to Shareholder					(96,874)			(96,874)
Stock based compensation					364			364
Net income						29,620		29,620
Other comprehensive income							1,333	1,333
Balance, December 31, 2010	—	—	20,017,812	200	217,789	12,030	(40,713)	189,306

Issuance of common shares to directors and officers			145,547	1	(1)			—
Dividends						(18,550)		(18,550)
Stock based compensation					1,155			1,155
Other					(64)			(64)
Net income						39,436		39,436
Other comprehensive income							7,846	7,846
Balance, December 31, 2011	—	—	20,163,359	201	218,879	32,916	(32,867)	219,129

Issuance of common shares to directors and officers			125,000	1	(1)			—
Dividends						(22,926)		(22,926)
Stock based compensation					1,781			1,781
Net income						46,436		46,436
Other comprehensive income							11,386	11,386
Balance, December 31, 2012	—	—	20,288,359	$202	$220,659	$56,426	$(21,481)	$255,806

See accompanying notes.

SeaCube Container Leasing Ltd.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$46,436	$39,436	$29,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,971	48,407	36,533
Provision for doubtful accounts	1,100	388	(1,693)
(Gain) loss on sale of leasing equipment	(3,135)	(687)	1,954
Stock based compensation	1,781	1,155	364
Derivative loss reclassified into earnings	2,694	3,831	5,934
Ineffective portion of cash flow hedges	(2,144)	(1,840)	(1,974)
Impairment of leasing equipment held for sale	2,158	1,289	1,343
Deferred income taxes	(558)	(686)	788
Changes in operating assets and liabilities:
Accounts receivable	(738)	(13,382)	1,510
Other assets	(681)	(1,156)	(49)
Accounts payable, accrued expenses and other liabilities	71	17,033	4,080
Deferred income	(974)	(326)	(1,667)
Net cash provided by operating activities	103,981	93,462	76,743
Cash flows from investing activities
Proceeds from sale of leasing equipment	23,069	19,082	15,634
Collections on net investment in direct finance leases, net of interest earned	121,564	100,881	102,086
(Increase) decrease in restricted cash	(7,077)	(12,517)	4,928
Purchase of leasing equipment	(291,478)	(337,503)	(128,708)
Investment in direct finance leases	(95,825)	(236,683)	(62,204)
Purchase of fixed assets	(138)	(128)	(131)
(Increase in) payment of Shareholder Note	8,498	(251)	(13,958)
Net cash provided by (used in) investing activities	(241,387)	(467,119)	(82,353)
Cash flows from financing activities
Proceeds from long-term debt	807,000	1,097,000	217,000
Repayments of long-term debt	(634,747)	(690,757)	(221,063)
Cash paid for debt issuance fees	(6,095)	(10,751)	(3,853)
Issuance of common shares in initial public offering, net	—	—	27,313
Dividends paid	(22,926)	(22,554)	(2,800)
Payments to terminate derivative instruments	—	(676)	—
Other financing activities	(4,221)	(1,331)	(1,151)
Net cash provided by (used in) financing activities	139,011	370,931	15,446
Effect of changes in exchange rates on cash and cash equivalents	(93)	(136)	18
Net increase (decrease) in cash and cash equivalents	1,512	(2,862)	9,854
Cash and cash equivalents, beginning of year	15,006	17,868	8,014
Cash and cash equivalents, end of year	$16,518	$15,006	$17,868
Supplemental disclosures of cash flow information
Cash paid for interest	$61,830	$46,051	$38,507
Cash paid for taxes	$73	$191	$418

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

Estimated useful lives and residual values have been principally determined based on the Company’s historical disposal experience. The estimated useful lives and average residual values for the Company’s leasing equipment from the date of manufacture are as follows:

	Useful Lives (Years)	Average Residual Values (in Dollars)
Refrigerated containers	15.0	$1,720
Dry containers	12.5	1,210
Generator sets	12.0	961

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

There were no impairments of leasing assets for the years ended December 31, 2012, 2011 and 2010.

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

Impairment of leasing equipment held for sale was $2,158, $1,289 and $1,343 for the years ended December 31, 2012, 2011 and 2010, respectively.  Assets held for sale were $1,446 and $1,142 at December 31, 2012 and 2011, respectively.

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

The Company performs its impairment assessment of goodwill each year as of October 1 and has concluded that fair value substantially exceeded carrying value and no impairment existed for the years ended December 31, 2012, 2011 and 2010.

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

Concentration of Credit Risk

The Company is subject to concentrations of credit risk with respect to amounts due from customers. The Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral.  The Company earned approximately 67%, 65% and 64% of revenues from its top ten customers for the years ended December 31, 2012, 2011 and 2010, respectively.  One customer accounted for approximately 14% and 15% of total revenues in 2012 and 2011, respectively.  Another customer accounted for 11% of total revenues in both 2012 and 2011, respectively. Based on balances due at December 31, 2012, the maximum amount of loss the Company would incur if these two customers failed completely to perform according to the terms of their contracts would be $11,986.  The Company believes that there could be a concentration risk on its accounts receivable due to the receivables due from ocean liner companies. While the Company believes that it has properly reserved for uncollectible accounts receivable, it is possible that the Company may experience longer payment cycles.  Although the Company is not dependent on any one customer for more than 14% of its revenues, deterioration in credit quality of several of the Company’s major customers could have an adverse effect on its consolidated financial position and operating results. Management does not believe significant risk exists in connection with the Company’s concentrations of credit as of December 31, 2012. We also have a concentration of credit risk in our direct finance lease portfolio. Our top two customers account for 42% and 39% of the outstanding principal at December 31, 2012 and 2011, respectively. If either of these customers were to default, the Company would seek to recover the equipment securing the lease, often at fair market values in excess of the remaining receivable, and present certain claims to our insurers of default losses. The Company has not experienced significant losses related to direct finance leases and does not expect future uncollectible amounts related to the principal balances receivable.

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

Sales of Leasing Equipment

The Company records the gains and losses from the sales of leasing equipment as part of other expenses, net in the Consolidated Statements of Operations. Gains and losses are recognized upon completion of the sale based upon the sales price and the book value of the equipment. Net (gain) loss on the sale of leasing equipment was $(3,135), $(687) and $1,954 (including $1,478 of unrecovered equipment previously on hire to a defaulted customer) for the years ended December 31, 2012, 2011 and 2010, respectively.

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

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

Equipment Leasing Revenue

The Company has noncancelable operating leases for its leasing equipment.  At December 31, 2012, future minimum lease revenue under these agreements was estimated as follows:

2013	$110,503
2014	93,015
2015	80,290
2016	60,046
2017	39,112
Thereafter	45,601
$428,567

Finance Revenue

The Company enters into direct finance leases. These leases generally provide that, after a stated lease term, the lessee has the option to purchase the equipment, typically for amounts below the estimated fair market value of the equipment, at the time the purchase option becomes exercisable. Guaranteed and unguaranteed residual values are included in Net investment in direct finance leases in the Consolidated Balance Sheets. Under the terms of these leases, the substantive risks and rewards of equipment ownership are passed to the lessee. The lease payments are segregated into principal and interest components similar to a loan. The principal component is equal to the cost or carrying amount of the leased property. The interest component is equal to the gross cash flows charged to the lessee less the principal component. The Company recognizes the interest component, which is calculated using the effective interest method over the term of the lease as finance revenue. The principal component of the lease payment is reflected as a reduction to Net investment in direct finance leases. As of December 31, 2012 and 2011, the Company had guaranteed and unguaranteed residual values for leasing equipment on direct finance leases of $122,148 and $113,476, respectively.

At December 31, 2012, receivables in these direct finance leases are collectible through 2024 as follows:

	Total Lease Receivables	Unearned Lease Income	Net Lease Receivables
2013	$185,969	$55,008	$130,961
2014	201,171	40,987	160,184
2015	130,319	28,378	101,941
2016	94,638	19,705	74,933
2017	65,018	13,484	51,534
Thereafter	129,788	21,482	108,306
	$806,903	$179,044	$627,859

As of December 31, 2011, the Company had total lease receivables, unearned lease income and net lease receivables of $842,321, $203,073 and $639,248, respectively.  The unguaranteed residual values are reflected in “Net Lease Receivables” above.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

4. Leasing Equipment

The following is a summary of leasing equipment recorded on the Consolidated Balance Sheets:

	December 31,
	2012	2011
Dry containers	$553,226	$335,922
Refrigerated containers	564,316	562,550
Generator sets	20,321	22,466
Total	1,137,863	920,938
Less accumulated depreciation	(176,631)	(171,993)
Leasing equipment, net of accumulated depreciation	$961,232	$748,945

There were no assets recorded under capital leases at December 31, 2012 and 2011.

As described in Note 5, the Company has debt obligations that are collateralized by the Company’s restricted cash, leasing equipment and net investment in direct finance leases.  As of December 31, 2012 and 2011, assets pledged as collateral on the Company’s debt amounted to $1,590,650 and $1,406,502, respectively.

5. Borrowings

The following is a summary of the Company’s borrowings:

	December 31,
	2012	2011
Container Asset-Backed Securitizations:
Series 2006-1 Notes	$227,958	$290,128
CLI Funding III Credit Facility	179,551	245,153
CLI Funding IV Credit Facility	195,000	76,000
CLI Funding V Credit Facility	625,189	460,164
Unsecured Term Notes	50,000	50,000
Container Revolving Credit Facility	95,000	79,000
Total debt	1,372,698	1,200,445
Less current maturities	(180,206)	(161,171)
Long-term debt, less current maturities	$1,192,492	$1,039,274

The Company’s debt consists of revolving credit facilities, unsecured term loans and asset-backed notes payable in varying amounts due through 2021, with a weighted-average interest rate of 5.45% and 5.55% for the years ended December 31, 2012 and 2011, respectively. The weighted-average interest rates disclosed are calculated as “all-in” rates which include interest expense and amortization of deferred financing fees.

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

The Company pledged certain assets for the benefit of the secured parties as collateral security for the payment and performance of obligations under the facility, under other loan documents and under the guaranty. The pledged assets included, among other things, marine and intermodal containers, generator sets and equity interests in certain subsidiaries and all proceeds of any and all of the foregoing. As of December 31, 2012 and 2011, the outstanding balance was $95.0 million and $79.0 million, respectively.  The weighted-average interest rate for the years ended December 31, 2012 and 2011 was 3.35% and 3.39% excluding unused fees and the amortization of up-front costs, respectively.

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

The outstanding balance of the Series 2006-2 Notes and $48.0 million of the Series 2006-1 Notes were repaid in 2009.  At December 31, 2012 and 2011, the amount outstanding under this facility was $228.0 million and $290.1 million, respectively. The weighted-average interest rate for the years ended December 31, 2012 and 2011 was 6.25% and 6.28%, respectively.

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

At December 31, 2012 and 2011, the amount outstanding under this facility was $179.6 million and $245.2 million, respectively. The weighted-average interest rate for the years ended December 31, 2012 and 2011 was 4.08% and 4.20%, respectively.

CLI Funding IV Credit Facility

On May 18, 2010, our indirect wholly owned subsidiary, CLI Funding IV LLC, a special purpose vehicle formed under the laws of Delaware, entered into a $200 million revolving loan credit agreement (the “CLI Funding IV Credit Facility”) to finance new container purchases in the future. The facility had a one year revolving period, which was to expire on May 17, 2011.  On May 9, 2011, CLI Funding IV Credit Facility was extended for 2 years, which included extending the revolving period to May 9, 2013.  On March 27, 2012, CLI Funding IV LLC, amended and restated in its entirety its existing credit facility, dated May 18, 2010 (as amended and restated, the “Amended and Restated Credit Agreement”).  The Amended and Restated Credit Agreement increases the total commitments of the lenders available to $300 million from $200 million and extends the revolving period to March 27, 2014, from May 9, 2013.

After the revolving credit period expires, the facility converts to a 5 year amortizing term loan. Borrowings under the facility are limited to a maximum of 80% of the eligible equipment’s net book value, 80% of the net present value of eligible finance leases, plus 100% of the restricted cash accounts and borrowings under this facility bear interest at a rate equal to LIBOR plus a margin.

At December 31, 2012 and 2011, the amount outstanding under this facility was $195.0 million and $76.0 million, respectively.  The weighted-average interest rate for the year ended December 31, 2012 and 2011 was 3.24% and 3.43%, respectively.

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

On June 21, 2012, CLIF V completed its offering of $225 million aggregate principal amount of Series 2012-1 Fixed Rate Secured Notes ("Series 2012-1 Notes"). The Series 2012-1 Notes were issued with an annual interest rate of 4.21%, have a scheduled maturity date of December 18, 2022 and a legal final maturity date of June 18, 2027.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

At December 31, 2012 and 2011, the amount outstanding under this facility was $625.2 million and $460.2 million, respectively.  The weighted-average interest rate for the years ended December 31, 2012 and 2011 was 4.63% and 4.58%, respectively.

Unsecured Term Loan

On April 28, 2011, the Company closed on a $50 million Five Year Senior Unsecured Term Loan.  The loan has an interest rate of 11%, which is payable semi-annually beginning on July 1, 2011.  There are no required principal payments prior to maturity on April 28, 2016.

At December 31, 2012 and 2011, the amount outstanding under this facility was $50.0 million.  The weighted-average interest rate for the year ended December 31, 2012 and 2011 was 10.98% and 10.82%, respectively.

Debt Maturities

The Company’s outstanding debt as of December 31, 2012 matures as follows:

2013	$180,206
2014	220,916
2015	176,144
2016	291,745
2017	98,543
Thereafter	405,144
$1,372,698

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

The Company’s interest rate derivatives involve counterparty credit risk. As of December 31, 2012, all of the Company’s interest rate derivatives are held with counterparties or guaranteed by parties with a credit rating of at least A3 by Moody’s. The Company monitors the credit risk associated with these instruments periodically to validate that it is probable that the counterparty (or guarantor) will perform. As of December 31, 2012, the Company does not anticipate that any of these counterparties will fail to meet their obligations. At December 31, 2012, there are no credit risk related contingent features in any of the Company’s derivative agreements.

For additional disclosures related to derivative instruments, see Notes 2, 9 and 15.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

The Company held the following interest rate derivatives designated as cash flow hedges as of December 31, 2012:

Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Future Maximum Notional Amount	Floating Rate	Fixed Interest Rate	Fair Value (a)
CLI Funding Series 2006-1	4,167	Feb-2006	Oct-2013	3,750	1M LIBOR	4.1450%	(83)
CLI Funding Series 2006-1	18,333	Feb-2006	Dec-2013	16,875	1M LIBOR	4.2990%	(456)
CLI Funding Series 2006-1	7,500	Feb-2006	Dec-2013	6,875	1M LIBOR	4.9200%	(180)
CLI Funding Series 2006-1	121,167	Aug-2006	Jun-2016	120,042	1M LIBOR	5.2950%	(12,115)
CLI Funding Series 2006-1	36,791	Jan-2009	Aug-2016	36,069	1M LIBOR	4.6400%	(3,183)
CLI Funding Series 2006-1	40,000	Jan-2009	Aug-2016	39,167	1M LIBOR	4.9500%	(3,576)
CLI Funding III, LLC	—	Jun-2008	Jun-2018	3,757	1M LIBOR	5.2900%	(79)
CLI Funding III, LLC	10,586	May-2008	Feb-2018	10,442	1M LIBOR	4.5200%	(1,222)
CLI Funding III, LLC	19,293	May-2008	Jul-2017	19,590	1M LIBOR	4.5300%	(1,860)
CLI Funding III, LLC	41,051	May-2008	Feb-2018	39,899	1M LIBOR	4.2075%	(2,590)
CLI Funding III, LLC	4,912	Jul-2008	Jun-2016	4,796	1M LIBOR	4.0500%	(325)
CLI Funding III, LLC	12,482	Jul-2008	Jul-2017	11,712	1M LIBOR	4.1000%	(655)
CLI Funding III, LLC	—	Jul-2008	Dec-2018	307	1M LIBOR	3.6420%	(3)
CLI Funding III, LLC	30,395	Mar-2010	Nov-2014	29,688	1M LIBOR	2.0200%	(740)
CLI Funding III, LLC	16,184	Jan-2011	May-2017	15,994	1M LIBOR	1.6250%	(363)
Total interest rate derivatives designated as cash flow hedges	$362,861			$358,963			$(27,430)

(a)	All interest rate derivatives are recorded in Fair value of derivative instruments in the liabilities section of the Consolidated Balance Sheets.

At the dates indicated, the Company had in place total interest rate derivatives to fix floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

	Total Current Notional Amount	Weighted-Average Fixed Leg Interest Rate	Weighted-Average Remaining Term
December 31, 2012	$362,861	4.4686%	3.6 years
December 31, 2011	$479,323	4.4000%	4.6 years

The following table sets forth the net of tax effect of the Company’s cash flow hedge derivative instruments on the Consolidated Financial Statements for the years ended December 31, 2012, 2011, and 2010:

	For the Year Ended December 31, 2012
	Effective Portion			Ineffective Portion
	Change in Unrealized (Gain) Loss Recognized in OCI (a)	Location of (Gain) Loss Reclassified from Accumulated OCI into Income	(Gain) Loss Reclassified From Accumulated OCI into Income(b)	Location of (Gain) Loss Recognized Directly in Income	(Gain) Loss Recognized Directly in Income
Interest rate derivatives	$(8,114)	Interest expense	$19,593	Interest expense	$(2,144)

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

(b)	Represents the amount of actual cash paid related to the net settlements of the interest rate derivatives and amortization of deferred losses on the Company’s terminated derivatives as follows:

	Year Ended December 31,
	2012	2011	2010

Net settlement of interest rate derivatives	$16,899	$21,547	$25,881
Amortization of terminated derivatives	2,694	3,831	5,934

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

The following table summarizes the deferred (gains) and losses for the Company’s terminated interest rate derivatives and the related amortization into interest expense for the years ended December 31, 2012, 2011 and 2010:

Hedged Item	Original Maximum Notional Amount	Effective Date	Maturity Date	Fixed Rate %	Term- ination Date	Deferred (Gain) Loss Upon Term- ination	Unamortized Deferred (Gain) Loss at December 31, 2012	Amount of Deferred (Gain) or Loss Amortized (Including Accelerated Amortization) into Interest Expense for the Year Ended December 31,			Amount Expected to be Amortized Over the Next 12 Months
								2012	2011	2010
(b)	$278,282	Aug-2007	Feb-2018	5.276%	Dec-2007	$5,329	$46	$153	$366	$866	$46
(b)	30,000	Aug-2007	Jul-2017	5.305%	Dec-2007	964	24	53	99	185	21
(b)	52,812	Aug-2007	Jul-2017	5.456%	Dec-2007	1,676	81	104	178	313	50
(b)	23,592	Aug-2007	Feb-2018	5.472%	Dec-2007	778	41	47	83	147	23
(b)	22,410	Nov-2007	Feb-2018	4.405%	Jun-2008	(153)	(186)	(70)	(85)	(49)	(57)
(b)	51,052	Nov-2007	Jul-2017	4.365%	Jun-2008	(338)	(342)	(171)	(198)	(121)	(133)
(b)	247,771	Nov-2007	Feb-2018	4.175%	Jun-2008	(540)	(535)	(389)	(576)	(525)	(241)
(b)	29,000	Nov-2007	Jul-2017	4.365%	Jul-2008	320	(137)	(35)	(15)	112	(40)
(b)	15,000	Jun-2006	Dec-2010	4.540%	Apr-2009	1,163	—	—	—	604	—
(b)	100,000	Dec-2010	May-2016	1.625%	Mar-2011	527	(1,940)	1,157	1,310	—	114
(a)(c)	100,000	Feb-2006	Dec-2016	4.950%	Jan-2009	8,885	1,452	975	1,397	2,266	686
(a)(c)	150,000	Feb-2006	Dec-2016	4.640%	Jan-2009	8,222	1,268	870	1,272	2,136	606
Total	$1,099,919					$26,833	$(228)	$2,694	$3,831	$5,934	$1,075

(a)           CLI Funding—Series 2006-1 Notes
(b)           CLI Funding III LLC
(c)           Partial termination

The amount of loss expected to be reclassified from accumulated other comprehensive income (loss) into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $13,383 and the amortization of deferred net losses on the Company’s terminated derivatives of $1,075.

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

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

The provision (benefit) for income taxes is comprised of the following:

	Year ended December 31,
	2012	2011	2010
U.S. current federal income tax provision	$—	$—	$(36)
U.S. deferred federal income tax provision	(509)	(343)	695
Total federal income taxes	(509)	(343)	659
U.S. current state and local income tax provision	3	(54)	—
U.S. deferred state and local income tax provision	(49)	(343)	93
Total state and local income taxes	(46)	(397)	93
Non-U.S. income tax provision	51	49	44
Total provision (benefit) for income taxes	$(504)	$(691)	$796

Significant components of deferred tax assets and liabilities were as follows:

	December 31,
	2012	2011
Deferred tax assets:
Loss carryforwards	$2,014	$1,517
Derivative instruments	533	938
Total deferred tax assets	2,547	2,455
Deferred tax liabilities:
Operating property, net	5,179	5,254
Total deferred tax liabilities	5,179	5,254
Net deferred tax liabilities	$2,632	$2,799

At December 31, 2012, the Company has NOL carryforwards of approximately $11,052, which begin to expire during 2030.

A reconciliation of the U.S. statutory tax rate to the effective tax rate follows:

	Year ended December 31,
	2012	2011	2010
U.S. statutory rate	35.0%	35.0%	35.0%
State taxes	0.1	(0.2)	0.2
Non-U.S. taxes	0.1	0.1	0.1
Change in rate for deferred tax liabilities	(0.1)	(0.9)	—
Adjustments to deferred tax assets and liabilities, net of change in unrecognized tax benefits	(0.8)	(0.3)	(1.1)
Foreign sourced income not subject to tax	(35.6)	(35.6)	(33.9)
Other	0.2	0.1	2.3
Effective tax rate	(1.1)%	(1.8)%	2.6%

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

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011	2010
Balance at beginning of period	$1,398	$109	$277
Additions based on tax positions related to current year	708	773	13
Additions based on tax positions related to prior years	(58)	516	—
Settlements	—	—	(181)
Balance at end of period	$2,048	$1,398	$109

The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

As of December 31, 2012, the Company has $2,048 of unrecognized tax benefits which, if recognized, would favorably affect the Company’s effective tax rate.  Included in this amount is $1,904 related to a portion of the Company’s deferred tax asset.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense.

The Company currently has its tax returns for the 2010 and 2011 open to federal and state examination. The Company does not expect the outcome of such examinations to have a material impact on the consolidated financial statements. In addition, net operating losses generally remain subject to audit until three years from their utilization regardless of the year of origination.

8. Commitments and Contingencies

Purchase Commitments

At December 31, 2012 commitments for capital expenditures totaled $2,256, all of which was committed for 2013.

Lease Commitments

The Company and its subsidiaries are parties to various operating leases relating to office facilities, transportation vehicles, and certain other equipment with various expiration dates through 2017. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses.

Rental expense under operating leases was $809, $819 and $894 for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, the aggregate minimum rental commitment under operating leases having initial or remaining noncancelable lease terms in excess of one year was as follows:

2013	$696
2014	474
2015	135
2016	96
2017	89
$1,490

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

Guarantees and Indemnifications

In the ordinary course of business, the Company, through its wholly owned subsidiaries, executes contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as an assignment and assumption agreement. These indemnifications might include claims related to any of the following: tax matters, governmental regulations, and contractual relationships. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnifications and has accrued for any expected losses that are probable. No losses were accrued at December 31, 2012 and 2011.

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

The components of accumulated other comprehensive loss is as follows:

	December 31,
	2012	2011
Net derivative loss to be reclassified into earnings	$755	$(1,939)
Unrealized losses on derivative instruments	(22,229)	(31,014)
Foreign currency translation	(7)	86
Total accumulated other comprehensive loss	$(21,481)	$(32,867)

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

In addition, the Company has an incentive plan under which restricted stock may be granted to employees, officers and directors.  Grants under this incentive plan generally vest over 3 years.  The Company recorded compensation expense of $1,781, $1,155 and $364 for the years ended December 31, 2012, 2011 and 2010, respectively.  Compensation expense is recorded as a component of selling, general and administrative expenses in the Company’s consolidated statements of operations.  As of December 31, 2012, the total number of shares authorized for grant under this plan was 1,100,000 with 739,453 shares available for future grant.

A summary of the restricted shares is as follows:

	Shares	Weighted-average per share at grant date
Nonvested at April 26, 2010	60,779	$11.17
Granted	90,000	10.00
Vested	-	-
Nonvested at December 31, 2010	150,779	$10.47
Granted	145,547	15.30
Vested	(65,119)	10.63
Nonvested at December 31, 2011	231,207	$13.47
Granted	125,000	16.68
Vested	(86,132)	12.79
Nonvested at December 31, 2012	270,075	$15.08

Total unrecognized compensation cost was approximately $2,592 at December 31, 2012 which is expected to be recognized over the remaining weighted-average vesting period of 1.7 years.

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

	Year Ended December 31,
	2012	2011	2010
Weighted-average shares:
Common shares outstanding	20,018,284	19,932,152	16,842,167
Restricted common shares	251,632	210,603	57,244
Total weighted-average shares	20,269,916	20,142,755	16,899,411

The calculation for basic and diluted earnings per share is as follows:

	Year Ended December 31,
	2012	2010	2009

Net income	$46,436	$39,436	$29,620
Less: Undistributed earnings allocated to restricted shareholders	(576)	(412)	(100)
Income attributable to common shareholders	$45,860	$39,024	$29,520

Income per share attributable to common shareholders:
Basic	$2.29	$1.96	$1.75
Diluted	$2.29	$1.96	$1.75

The following table sets forth dividends declared by our Board of Directors:

Declaration Date	Dividend per Common Share	Aggregate Dividend Amount	Record Date	Payment Date

April 22, 2010	$0.175	$2,800	April 22, 2010	May 28, 2010
November 11, 2010	$0.200	$4,004	January 3, 2011	January 18, 2011
March 9, 2011	$0.220	$4,436	April 8, 2011	April 15, 2011
May 10, 2011	$0.220	$4,436	July 8, 2011	July 15, 2011
August 8, 2011	$0.240	$4,839	October 7, 2011	October 14, 2011
November 8, 2011	$0.240	$4,839	December 8, 2011	December 15, 2011
February 29, 2012	$0.260	$5,275	March 13, 2012	March 20, 2012
May 7, 2012	$0.280	$5,681	June 7, 2012	June 14, 2012
August 6, 2012	$0.290	$5,884	September 7, 2012	September 14, 2012
November 5, 2012	$0.300	$6,086	December 7, 2012	December 14, 2012

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

	Year Ended December 31
Total revenues	2012	2011	2010
Asia (1)	$91,618	$64,526	$38,965
Australia/New Zealand	407	476	855
Europe/Africa/Middle East (2) (4)	70,674	60,817	51,972
North America	15,589	17,973	20,284
South America (3)	20,627	25,687	25,173
	$198,915	$169,479	$137,249

1 – Included in these amounts are revenues attributable to Taiwan and Korea of $23,049 and $20,936, respectively, for the year ended December 31, 2012.
2 – Included in these amounts are revenues attributable to France of $26,998, $25,777, and $13,910 for the years ended December 31, 2012, 2011 and 2010, respectively.
3 – Included in these amounts are revenues attributable to Chile of $19,007, $24,493, and $23,938 for the years ended December 31, 2012, 2011 and 2010, respectively.
4 – Included in these amounts are revenues attributable to Monaco of $16,316 for the year ended December 31, 2010.

13. Defined Contribution Plan

The Company has established a defined contribution plan covering substantially all of its eligible employees. The Company matches 100% of the employees’ contributions up to 6% of their compensation, and has the option of contributing an additional percentage of employee compensation to the plan at the end of each fiscal year. In the years ended December 31, 2012, 2011 and 2010, the Company contributed $381, $283 and $359, respectively.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

14. Related Party Transactions

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

In August 2010, the Company distributed $3,750 to the Initial Shareholder in the form of a loan which was used to make interest and principal payments on Seacastle’s Credit Facility.  In September 2010, the Company distributed $4,425 to the Initial Shareholder in the form of a loan which was used to make interest and principal payments and pay fees on Seacastle’s Credit Facility.  The loans have an annual interest rate of 3% and were payable in full upon maturity in 2015.  On December 10, 2012, the initial shareholder repaid the loan in full, inclusive of interest of $567.  Interest income earned from this note was $244 and $251 for the years ended December 31, 2012 and 2011, respectively.

Management Services

During 2012, the Company entered into an agreement to provide management services on container equipment that is owned in part by private equity funds that are managed by an affiliate of Fortress Investment Group LLC.  Management revenue earned from this agreement was $309 for the year ended December 31, 2012

15. Fair Value of Financial Instruments

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

The following table sets forth the valuation of the Company’s financial assets and liabilities measured at fair value on a recurring basis by the above input levels as of December 31, 2012 and 2011:

	Fair Value as of	Fair Value Hierarchy
	December 31, 2012	Level 1	Level 2	Level 3
Assets:
Restricted cash	$36,727	$36,727	$—	$—
Liabilities:
Derivative instruments	27,430	—	27,430	—

	Fair Value as of	Fair Value Hierarchy
	December 31, 2011	Level 1	Level 2	Level 3
Assets:
Restricted cash	$29,649	$29,649	$—	$—
Liabilities:
Derivative instruments	38,750	—	38,750	—

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

The Company’s financial instruments, other than cash, consist principally of cash equivalents, restricted cash, accounts receivable, accounts payable, debt and interest rate derivatives.  The fair value of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximates the carrying value of these financial instruments because of their short-term nature.  The fair value of our debt is based on inputs classified as level 2 in the fair value hierarchy and is estimated using a discounted cash flow analysis using our current incremental borrowing rates for similar types of borrowing arrangements.

SeaCube Container Leasing Ltd.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except as otherwise noted)

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2012		December 31, 2011
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)

Long-term debt	$(1,372,698)	$(1,419,789)	$(1,200,445)	$(1,206,707)
Derivative Instrument	(27,430)	(27,430)	(38,750)	(38,750)

16. Unaudited Quarterly Information

The following table sets forth certain key interim financial information for the years ended December 31, 2012 and 2011:

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share amounts)

Total Revenue	$49,022	$49,436	$49,498	$50,959
Net income	$11,315	$11,846	$11,412	$11,863
Net income per basic and diluted common share (a)	$0.56	$0.58	$0.56	$0.58

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share amounts)

Total Revenue	$36,821	$40,764	$45,229	$46,665
Net income	$10,124	$8,274	$8,783	$12,255
Net income per basic and diluted common share (a)	$0.50	$0.41	$0.44	$0.61

(a)	The sum of the quarterly earnings per share amounts may not equal the annual amount reported since per share amounts are computed independently for each period presented.

17. Subsequent Events

On January 18, 2013, the Company entered into an Agreement and Plan of Amalgamation (the “Plan of Amalgamation”), by and among affiliates of Ontario Teachers’ Pension Plan Board (“OTPP”), a corporation without share capital organized under the laws of Ontario, Canada. Pursuant to the Plan of Amalgamation and subject to the terms and conditions set forth therein, the Company and the affiliate of OTPP will amalgamate under the laws of Bermuda (the “Amalgamation”).  Pursuant to the Plan of Amalgamation, at the effective time of the Amalgamation, each issued and outstanding common share of the Company (“Common Shares”) will be converted into the right to receive $23.00 in cash At the effective time of the Amalgamation, any vesting conditions or restrictions applicable to restricted common shares of the Company (each, a “Restricted Share”) outstanding immediately prior to the effective time will lapse and each such Restricted Share will be treated in accordance with the procedures outlined above for Common Shares.

The Company has evaluated all significant activities through the time of filing these financial statements with the SEC and has concluded that no additional subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

SCHEDULE II
SeaCube Container Leasing Ltd.
Valuation and Qualifying Accounts

(In thousands)

Allowance for doubtful accounts:

	Beginning Balance	Additions/ (Reversals)	Write-off	Ending Balance
For the year ended December 31, 2012	$3,290	$1,100	$(2,678)	$1,712
For the year ended December 31, 2011	$2,957	$388	$(55)	$3,290
For the year ended December 31, 2010	$3,199	$(1,693)	$1,451	$2,957