Form 10-K/A
period 2012-12-31
SeaCube Container Leasing Ltd.
filed 2013-04-24
CIK 1487999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares held by non-affiliates as of June 30, 2012 was approximately $187.3 million.

The number of Registrant’s outstanding common shares as of March 14, 2013 was 20,413,359.

SEACUBE CONTAINER LEASING LTD.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that was filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2013 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2012. The reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

Except as set forth in Part III below and the correction of the List of Exhibits and Index to Exhibits, no other changes are made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Class I Directors

Douglas A. Hacker, 57, was appointed to our board on October 27, 2010. He is Chairman of the Compensation Committee and serves on the Audit Committee and the Nominating, Corporate Governance and Conflicts Committee of the Board. Mr. Hacker is currently, and has been since August 2006, a member of the board of directors of Aircastle Limited, a NYSE listed company that acquires, leases and sells commercial jet aircraft to airlines throughout the world. Mr. Hacker is currently an independent business executive and formerly served from December 2002 to May 2006 as Executive Vice President, Strategy for UAL Corporation, the airline holding company for United Airlines. Prior to this position, Mr. Hacker served with UAL Corporation as President, UAL Loyalty Services from September 2001 to December 2002, and as Executive Vice President and Chief Financial Officer from July 1999 to September 2001. Mr. Hacker also serves as a director or trustee of a series of open-end investment companies that are part of the Columbia family of mutual funds and as a director of Nash Finch Company. Mr. Hacker received an A.B. in Economics from Princeton University and an M.B.A. from Harvard Business School.

Mr. Hacker’s extensive experience in financial and operating management, including his prior service as an Executive Vice President, Strategy, of a major U.S. airline and his service as Chief Financial Officer of a major U.S. airline, in addition to his depth of knowledge in executive compensation, provide to the board excellent perspective and expertise on finance matters, on strategic matters relevant to the Company and on executive compensation matters. The board has determined that Mr. Hacker is “financially literate” as defined by NYSE rules and is a “financial expert” as defined by SEC regulations.

Joseph Kwok, 58, was appointed to our board effective March 15, 2011, and became our Chief Executive Officer in March 2010. Mr. Kwok is the Chairman of Seacastle Inc. and served as the Chief Executive Officer of Seacastle Inc. from June 1, 2007 through March 2010. Prior to joining Seacastle Inc., Mr. Kwok was Group Advisor of AET (formerly known as American Eagle Tankers, Inc.) from April 2005 until March 2007 and Chief Executive Officer of AET from 1994 until March 2005, including following the sale of AET by Neptune Orient Lines Ltd. (“NOL”), a global transportation company and parent of the container carrier APL, to MISC Group. Previously, Mr. Kwok spent more than twenty years at NOL. While at NOL, in addition to serving as Chief Executive Officer of AET, from 1997 to 2003, Mr. Kwok served as Group Chief Operating Officer of NOL, and Chief Executive Officer of NOL’s Chartering and Enterprises Division and Chairman of Neptune Shipmanagement Services (Pte), Ltd., NOL’s ship operating arm. Mr. Kwok received a Naval Architecture degree from Hamburg Fachhochschule and an M.S. from MIT in Ocean Systems Management.

As the Company’s chief executive officer for the past year, complemented by more than 20 years of experience in container leasing and steamship operations, Mr. Kwok brings to the Board a superior and in-depth understanding of all aspects of the Company, including its customers, operations and key business drivers.

Class II Directors

Jonathan G. Atkeson, 40, was appointed to our board in March 2010. Mr. Atkeson joined Fortress Investment Group LLC (“Fortress”) in July 2003 and is a Managing Director in the acquisitions area. From 2000 to 2003, Mr. Atkeson worked as a Vice President in the private equity group at Whitney & Co., LLC. Prior to that, he was a member of the mergers & acquisitions group at Credit Suisse First Boston. Mr. Atkeson received a B.S.P.H. in Environmental Science and Engineering from the University of North Carolina at Chapel Hill and a J.D. from Yale Law School.

Mr. Atkeson’s experience as a private equity investor focusing on the transportation sector and as an investment banker provides the board with valuable insights on financial, strategic planning and investor relations matters, particularly as it relates to transportation-related industries.

Donald P. Hamm, 69, was appointed to our board on October 27, 2010. He is Chairman of the Nominating, Corporate Governance and Conflicts Committee and serves on the Audit Committee of the Board. Mr. Hamm is a seasoned maritime executive with broad experience in the shipping and stevedoring industries, both in the U.S. and internationally. From June 2003 through October 2009, Mr. Hamm served as President of the Port Newark Container Terminal. Mr. Hamm also served as Senior Vice President of Ports America from 2007 through 2009. From June 1993 until June 2003, Mr. Hamm served as General Manager of American Stevedoring Inc. From 1991 to 1993, Mr. Hamm served as Principle and Consultant at DP Hamm & Associates, a consulting business he established that was focused on all aspects of the maritime industry including terminal services, budgeting and vessel deployment. Prior to that, Mr. Hamm held senior operational roles at Puerto Rican Maritime Management and Trans Freight Line. Mr. Hamm also held various sales and operations positions over a 10-year period at Sea-Land Service (now Maersk) in the U.S. and overseas. Mr. Hamm graduated from Niagara University with a Bachelor of Arts in Political Science. Mr. Hamm also served as First Lieutenant, Transportation Officer in the U.S. armed forces, is a Vietnam veteran and was awarded a bronze star.

Mr. Hamm’s extensive experience across the transportation industry both in the U.S. and internationally, is highly relevant to our business. His experience provides the Board with a deep understanding of the container shipping business as well as other related maritime transportation businesses. The Board has determined that Mr. Hamm is “financially literate” as defined by NYSE rules.

Martin Tuchman, 72, was appointed to our board effective March 15, 2011. Mr. Tuchman serves on the Compensation Committee and the Nominating, Corporate Governance and Conflicts Committee of the Board. From August 2000 until October 2007, Mr. Tuchman served as a member of the board of directors of Yardville National Bank. Since December 2008, Mr. Tuchman has served as Vice Chairman of the First Choice Bank in Lawrenceville, New Jersey. Mr. Tuchman also is currently, and has been since 2007 the Chief Executive Officer of The Tuchman Group, which overseas holdings in real estate, banking and international shipping, and has headed Kingstone Capital V, a private investment group, since 2007. In 1968, after helping develop the current standard for intermodal containers and chassis in connection with the American National Standards Institute, Mr. Tuchman co-founded Interpool, Inc., a leading container leasing business, which was sold to funds affiliated with Fortress in July 2007. In 1987, Mr. Tuchman formed Trac Lease, a chassis leasing company which was subsequently merged into Interpool, Inc. Mr. Tuchman graduated from New Jersey Institute of Technology (Newark College of Engineering) in 1962 with a Bachelor of Science in mechanical engineering and earned an M.B.A. from Seton Hall University in 1968. Currently, Mr. Tuchman is a member of the United Nations Business Council, a council comprised of leading international executives organized to promote understanding and cooperation between business and government.

Mr. Tuchman’s experience in the container leasing and shipping industry and as Chief Executive Officer of The Tuchman Group provides the board with valuable insights on financial and strategic planning matters, particularly as they relate to transportation related industries.

Class III Directors

Joseph P. Adams, Jr., 55, was appointed to our board in March 2010, and serves as Chairman. He is a Managing Director at Fortress within the Private Equity Group and is a member of the Management Committee of Fortress. Prior to joining Fortress in April 2004, Mr. Adams was a partner at Brera Capital Partners and at Donaldson, Lufkin & Jenrette where he was in the transportation industry group. In 2002, Mr. Adams served as the first Executive Director of the Air Transportation Stabilization Board. Mr. Adams received a B.S. in Engineering from the University of Cincinnati and an M.B.A. from Harvard Business School.

Mr. Adams’ experience, including his role serving as Deputy Chairman on a number of boards for portfolio companies of Fortress, provides the board with valuable insights into how boards at other companies address issues similar to those faced by the Company. In addition, his experience as a private equity investor and investment and merchant banker provides the board with valuable guidance on financial, strategic planning and investor relations matters, particularly as it relates to transportation related industries.

Paul R. Goodwin, 70, was appointed to our board on October 27, 2010. He is Chairman of the Audit Committee and serves on the Compensation Committee of the Board. Mr. Goodwin served from October 2009 to December 2012 as a member of the board of directors of RailAmerica, Inc., chaired its Audit Committee and served as a member of its Nominating, Corporate Governance and Conflicts Committee and Compensation Committee. Mr. Goodwin also served from April 2003 to May 2011 as a member of the board of directors of Manhattan Associates, Inc. (a supply chain consulting company listed on NASDAQ) and chaired its Nominating and Governance Committee. From June 2003 through 2004, Mr. Goodwin served as a consultant to CSX Corporation, an NYSE listed company, which, through its subsidiaries, operates the largest rail network in the eastern United States. Mr. Goodwin also served on the board of the National Railroad Retirement Investment Trust from 2003 through 2006. From April 2000 until June 2003, Mr. Goodwin served as Vice-Chairman and Chief Financial Officer of CSX Corporation. Mr. Goodwin started with CSX Corporation in 1965 and held various senior management positions with entities affiliated with CSX Corporation Group, including Executive Vice President and Chief Financial Officer, Senior Vice President finance and planning and Executive Vice President of finance and administration. Mr. Goodwin graduated from Cornell University with a Bachelor of Civil Engineering and received an M.B.A from George Washington University.

Mr. Goodwin’s forty-five years of experience, including serving as Vice-Chairman and Chief Financial Officer of CSX Corporation, is highly relevant to our business. His experience provides the board with a deep understanding of the transportation industry and also provides financial expertise to the board, including an understanding of financial accounting and reporting, including internal controls, and corporate finance and capital markets. The board has determined that Mr. Goodwin is “financially literate” as defined by NYSE rules and is a “financial expert” as defined by SEC regulations.

Executive Officers

Joseph Kwok, 58, became our Chief Executive Officer in March 2010. Mr. Kwok’s biographical information and business experience is described above under “—Continuing Class I Directors.”

Stephen P. Bishop, 56, became our Chief Operating and Chief Financial Officer in March 2010. Prior to joining SeaCube, Mr. Bishop was Executive Vice President and Chief Financial Officer of Greatwide Logistics Services (a non asset transportation and logistics company). Mr. Bishop joined Greatwide Logistics Services in 2007 and in conjunction with the Board and advisors led Greatwide through a sale process under Section 363 of the Bankruptcy Code. Greatwide filed for bankruptcy in October 2008 and emerged in March 2009 upon completion of the sale process. Mr. Bishop previously served as Executive Vice President and Chief Financial Officer of GeoLogistics Corp. (a global provider of integrated logistics), which was acquired by a subsidiary of Agility Logistics. Prior to that, Mr. Bishop was Executive Vice President and Chief Financial Officer of NetJets, Inc. (an “on-demand” airline that offers fractional airplane ownership). Mr. Bishop graduated with a B.S. in Accounting from the University of Maine and an M.B.A. from Northeastern University.

Lisa D. Leach, 58, became our Vice President and General Counsel in March 2010. Ms. Leach was Vice President and General Counsel of Container Leasing International, LLC (“CLI”), formerly a wholly owned subsidiary of Seacastle and presently an indirect wholly owned subsidiary of the Company, working with the company from its inception in 1993 through 2010. Prior to that, Ms. Leach was Vice-President and General Counsel of Itel Containers International Corporation (a container leasing company) based in San Francisco, California. From 1978 through 1985, Ms. Leach practiced as a maritime and transportation litigation attorney in New Orleans. Ms. Leach is a graduate of Tulane University and the Tulane School of Law. She is a member of the bars of California, Colorado and Louisiana.

CORPORATE GOVERNANCE

Principles of Corporate Governance

The Board has adopted Corporate Governance Guidelines that reflect corporate governance principles and practices that reflect high standards of corporate governance in accordance with rules of the NYSE. The Company also has adopted a Code of Business Conduct and Ethics applicable to all employees and directors of the Company, and a Code of Ethics for Principal Executive and Senior Financial Officers. The Corporate Governance Guidelines, the Code of Business Conduct and Ethics, the Code of Ethics for Principal Executive and Senior Financial Officers, and the charters of each standing committee are available on the Company’s website at www.seacubecontainers.com under the heading Investors/Corporate Governance. Shareholders may also request a free copy of these documents by writing to Office of the General Counsel/Corporate Secretary, SeaCube Container Leasing Ltd., 1 Maynard Drive, Park Ridge, New Jersey 07656.

Shareholders who wish to communicate with the Board generally, or with a particular director, may forward the appropriate correspondence to the Board member c/o Office of the General Counsel/Corporate Secretary, SeaCube Container Leasing Ltd., 1 Maynard Drive, Park Ridge, New Jersey 07656. Appropriate correspondence generally includes any legitimate, non-harassing inquiries or statements.

Audit Committee

The members of the Audit Committee are Mr. Goodwin, Chairman, and Mr. Hacker and Mr. Hamm as committee members. All three members have been determined to meet all applicable independence and financial literacy and other requirements as defined under NYSE rules and Rule 10A-3 of the Exchange Act. Mr. Goodwin has been designated as the Audit Committee’s financial expert. The duties and responsibilities of the Audit Committee include:

•

reviewing the audit plans and findings of our independent registered public accounting firm and our internal audit and risk review staff, as well as the results of regulatory examinations, and tracking management’s corrective action plans where necessary;

•

reviewing the Company’s financial statements, including any significant financial items and/or changes in accounting policies, with our senior management and independent registered public accounting firm;

•	reviewing the Company’s financial risk and control procedures, compliance programs and significant tax, legal and regulatory matters; and

•

making recommendations to our shareholders regarding the annual appointment by our shareholders of our independent registered public accounting firm (which constitutes the auditor for purposes of Bermuda law), evaluating its independence and performance and setting clear hiring policies for employees or former employees of the independent registered public accounting firm.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and any persons who beneficially own more than 10% of a class of the company’s stock, to file certain reports of ownership and changes in ownership with the SEC. Based solely on its review of the copies of Forms 3, 4, and 5 received by it, the Company believes that the Company’s executive officers and directors complied with the SEC’s reporting requirements with respect to transactions which occurred during the fiscal year ended December 31, 2012.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Compensation

The following Compensation Discussion and Analysis provides, in respect of 2012, information regarding the objectives and elements of our compensation philosophy, policies and practices with respect to the compensation of our executive officers who appear in the “—Summary Compensation Table” below (referred to collectively throughout this section as our “named executive officers”). Our named executive officers for the year ended December 31, 2012 are:

•	Joseph Kwok, Chief Executive Officer;

•	Stephen P. Bishop, Chief Operating Officer and Chief Financial Officer; and

•	Lisa D. Leach, Vice President and General Counsel.

Messrs. Kwok and Bishop are named executive officers based on their roles as our CEO and Chief Financial Officer (“CFO”), respectively, and Ms. Leach is a named executive officer by reason of being our only other executive officer during 2012.

Amalgamation

On January 18, 2013, we entered into an Agreement and Plan of Amalgamation with 2357575 Ontario Limited (“Parent”) and SC Acquisitionco Ltd. (“Acquisition Sub”), pursuant to which the Company and Acquisition Sub will amalgamate under the laws of Bermuda and the amalgamated company will continue as a subsidiary of Parent (the “Amalgamation”). In connection with the Amalgamation, certain changes were made in 2013 to the elements of our compensation program to cause them to differ from what is otherwise discussed herein, as more fully disclosed in our Definitive Proxy Statement on Schedule 14A, filed on March 21, 2013 (the “Amalgamation Proxy”). The sections of the Amalgamation Proxy titled “The Amalgamation—Interests of SeaCube’s Directors and Executive Officers in the Amalgamation” and “The Amalgamation—Quantification of Potential Payments to Named Executive Officers in Connection with the Amalgamation” are incorporated herein to the extent the matters discussed there could affect a fair understanding of the compensation paid to our named executive officers for 2012.

Objectives of Our Executive Compensation Program

Our primary compensation goals for our named executive officers are to attract, motivate and retain the most talented and dedicated executives and to align annual and long-term incentives for those executives with enhancing shareholder value. To achieve these goals we maintain compensation plans for our named executive officers that:

•	Balance short-term and long-term goals by delivering a substantial portion of total compensation through restricted share grants;

•	Deliver a mix of fixed and at-risk compensation, including through the use of restricted share grants, the value of which is directly related to our performance; and

•	Through the payment of dividends on restricted share grants, tie a substantial portion of overall compensation to the dividends we pay to our shareholders.

Role of Compensation Committee

The compensation committee of our board of directors evaluates our performance, including achievement of key investment and capital raising goals, and the individual performance of each named executive officer with a goal of setting overall compensation at levels that the compensation committee believes are appropriate. Our named executive officers are not in any way directly responsible for determining our CEO’s compensation, although they regularly provide information to the compensation committee that is relevant to the compensation committee’s evaluation of our CEO’s compensation (for instance, in terms of our performance against established compensation goals and otherwise). By contrast, our CEO plays a more active role in determining the compensation of the other named executive officers, who are his subordinates. He regularly advises the compensation committee of his own evaluation of their job performance and, from time to time, offers for consideration by the compensation committee his own recommendations for their compensation levels. The compensation committee has the discretion to consider these recommendations in making compensation determinations.

We did not retain a compensation consultant to review our policies and procedures with respect to executive compensation in respect of 2012.

Elements of Compensation

Our compensation program for our named executive officers consists of the elements set forth below. Determinations regarding any one element of compensation affects determinations regarding each other element of compensation because the goal of the compensation committee is to set overall compensation for our named executive officers at an appropriate level. In this regard, the compensation committee takes into account the extent to which different compensation elements are at risk. Accordingly, for example, the amount of salary paid to a named executive officer is considered by the compensation committee in determining the amount of any cash bonus or restricted share award, but the relationship among the elements is not formulaic because of the need to balance the likelihood that the at-risk components of the compensation will actually be paid at any particular level.

Base Salary. Base salaries for our named executive officers are established based upon the scope of their responsibilities and by taking into account the compensation levels from their recent prior employment. Base salaries are reviewed annually and adjusted from time to time in view of individual responsibilities, performance and experience. The compensation committee conducts annual salary reviews in December of each year. In January 2013, Mr. Kwok’s base salary was increased to $425,000, Mr. Bishop’s base salary was increased to $315,000 and Ms. Leach’s base salary was increased to $285,000. The current base salaries for our named executive officers are as follows:

•	Joseph Kwok, $425,000;

•	Stephen P. Bishop, $315,000; and

•	Lisa D. Leach, $285,000.

These base salaries are intended to complement the at-risk components of our compensation program for our named executive officers by assuring that the executives will receive an appropriate minimum level of compensation.

Cash Bonuses and Restricted Share Bonus Grants. The compensation committee has the authority to award annual bonuses to our named executive officers in the form of cash and/or restricted share grants or other share-based awards. These annual incentive bonuses are intended to compensate officers for individual performance achievements, for our overall financial performance and for achieving important milestones. Bonus levels vary depending on the individual executive and generally include such factors as our overall financial performance, quality and amount of new investments, enhancing our dividend paying capability and improving our operations. The compensation committee makes annual discretionary bonus determinations in December of each year. Discretionary cash bonuses are ordinarily paid in a single installment in January of the year following determination, and discretionary bonus restricted share grants or other share-based awards are ordinarily made in February of the year following determination. In addition to discretionary bonus restricted share grants, the compensation committee has the authority to award special restricted share grants to our named executive officers. These awards are made only to certain executives, reflecting exceptional performance, to provide additional retention benefits and performance incentives through additional restricted share ownership. No special restricted shares grants were made to our named executive officers for 2012.

For 2012, except for the formulaic bonus restricted share grants described below, the compensation committee did not set specific corporate or individual performance objectives for the determination of annual bonuses. Rather, the compensation committee considered 2012 corporate performance and the contribution of each individual executive on a more subjective basis in light of traditional financial metrics that the company considers most significant. Those metrics include total revenue, adjusted net income (as described above), total amount invested in new equipment, and average utilization for the fleet (excluding assets held for sale and new units at the factory). An evaluation of these metrics showed that the company performed exceptionally well in 2012 on a year-over-year basis. Revenue increased 17% to $198.9 million. Adjusted net income increased 17% to $51.5 million. Total amount invested in new equipment in 2012 reached $410.2 million. In addition, average utilization of the fleet continued to be strong in 2012 with average fourth quarter utilization of 97.8%. The compensation committee also considered the company’s successful achievement of a variety of strategic initiatives, including ensuring the availability of low cost, long-term financing for equipment purchases, entering into profitable long-term leases with creditworthy customers, and maintaining steady and consistent cash flows under all market conditions. Based on the company’s year-over-year performance, as well as the successful procurement of additional capital and the achievement of its strategic initiatives, the compensation committee concluded that the company had demonstrated exceptional continued performance during uncertain economic times and that each of the named executive officers contributed to that success. The compensation committee further concluded that Mr. Kwok’s contribution was particularly significant, given his substantial involvement on the marketing side of the business, in the deployment of investment capital that resulted in positive returns, and in generating a high volume of profitable leasing transactions, each of which had a resultant favorable short-term and anticipated long-term impact on revenue, earnings, and cash flow. As a consequence, the compensation committee concluded that Mr. Kwok’s contribution to the company’s success warranted a discretionary cash bonus of $500,000 ($100,000 above the target range set forth in his employment agreement).

The 2012 annual discretionary cash bonuses for our named executive officers (inclusive of the bonus for Mr. Kwok referenced in the preceding paragraph) are as follows:

•	Joseph Kwok, $500,000 cash;

•	Stephen P. Bishop, $220,000 cash; and

•	Lisa D. Leach, $175,000 cash.

For bonus restricted share grants in respect of 2012 service, the compensation committee determined that 50% of such grants would be discretionary based on the 2012 corporate performance factors described above and 50% of such grants would be formulaic. The formulaic grants were dependent on the Company achieving a performance target of $2.50 of adjusted net income per share for 2012. Adjusted net income is defined as net income before non-cash interest expense related to terminations and modifications of derivative instruments, losses on retirement of debt, fair value adjustments on derivative instruments, loss on swap terminations, write-offs of goodwill and gain on the sale of assets. Adjusted net income is a measure of financial and operational performance that is not defined by U.S. GAAP. For a reconciliation of this non-GAAP measure to net income (loss), see the section titled “Non-GAAP Measure” in our Annual Report on Form 10-K for the fiscal year ended on December 31, 2012, filed on February 21, 2013. For 2012, the Company achieved an adjusted net income per share of $2.54.

The 2012 discretionary and formulaic bonus restricted share grants vesting ratably over 3 years were awarded in respect of 2012 service on February 13, 2013 as follows: Mr. Kwok: 31,250 shares; Mr. Bishop: 18,750 shares, and Ms. Leach: 10,625 shares.

Dividends. A key component of our compensation program for our named executive officers consists of dividends paid on restricted shares, whether such shares are vested or unvested. Under our 2010 Omnibus Equity Incentive Plan, described below in “—Equity Incentive Plan,” restricted shares pay dividends prior to vesting, and because growing our dividends per share over time is an important goal for us, we believe that payment of dividends on vested and unvested shares aligns the interests of our executives with the interests of our shareholders.

Severance Benefits. We have entered into employment agreements with Messrs. Kwok and Bishop, each of which became effective in May 2010 and each of which provides severance benefits in the circumstances described in greater detail below in “—Employment Agreements.” We believe that the severance and change in control benefits contained in these agreements are essential elements of our compensation package for Messrs. Kwok and Bishop and assist us in recruiting and retaining talented executives. Reference is made to the Amalgamation Proxy for changes made to these agreements in connection with the Amalgamation and for the status of an agreement with Ms. Leach executed in 2013.

Other Compensation. All of our named executive officers are eligible to participate in our employee benefit plans, including medical, dental, life insurance and 401(k) plans. These plans are available to all employees and do not discriminate in favor of our named executive officers. Mr. Kwok also received reimbursements for tax advisory services. We do not view perquisites as a significant element of our comprehensive compensation structure.

Equity Incentive Plan

We maintain the SeaCube Container Leasing Ltd. 2010 Omnibus Equity Incentive Plan (the “Plan”) for the purposes of providing additional incentives to selected employees, directors and independent contractors and consultants, including our named executive officers. The Plan provides for the issuance of share options, share appreciation rights, restricted shares, deferred shares, performance shares, unrestricted shares and other share-based awards. While we issue restricted shares and other share-based awards under the Plan to employees as a recruiting and retention tool, we have not established specific parameters regarding grants to our employees. Our compensation committee determines the specific criteria surrounding other equity issuances under the Plan.

Shareholder Votes on Executive Compensation

At our 2011 annual general meeting of shareholders, our shareholders voted to hold an advisory vote on executive compensation every three years. Consistent with that vote, the Board resolved to accept the shareholders’ recommendation.

At our 2011 annual general meeting of shareholders, our shareholders also expressed their support of the Company’s executive compensation programs. Approximately 99% of the votes cast supported our executive compensation policies and practices. The Compensation Committee viewed the vote as a strong expression of our shareholders’ general satisfaction with the Company’s current executive compensation programs. As a result, the Compensation Committee decided that it was not necessary to implement changes to our executive compensation programs as a result of the shareholder advisory vote.

COMPENSATION OF DIRECTORS

An annual fee of $50,000, payable in semi-annual installments, is paid to each independent director. In addition, an annual fee of $10,000 is paid to each member of the Audit Committee ($15,000 to the chair) of the Board and an annual fee of $5,000 is paid to each member of the Nominating, Corporate Governance and Conflicts Committee and each member of the Compensation Committee ($10,000 to each chair) of the Board. Fees owed to independent directors may be paid by issuance of our common shares, based on the value of the common shares at the date of issuance, rather than in cash, so long as the issuance does not prevent the director from qualifying as an independent director and the shares are either granted pursuant to a shareholder-approved plan or the issuance is otherwise exempt from NYSE listing requirements. Affiliated directors (i.e., Messrs. Adams, Atkeson, and Kwok), however, are not separately compensated by us. All members of the Board are reimbursed for reasonable costs and expenses incurred in attending meetings of our Board.

Messrs. Goodwin, Hacker and Hamm and Mr. Tuchman were granted a number of restricted common shares on October 28, 2010 and March 15, 2011, respectively, equal in value to $300,000, based on the fair market value of our Common Shares on the date of grant. These restricted shares vest in three equal portions on June 30 of each of 2011, 2012 and 2013, in respect of Messrs. Goodwin, Hacker and Hamm, and 2012, 2013 and 2014 in respect of Mr. Tuchman, provided the director is still serving as of the applicable vesting date. The directors holding these restricted shares will be entitled to any dividends that become payable on such shares during the restricted period.

Director Compensation for 2012

The following table summarizes the compensation earned by each of our non-affiliated directors in 2012.

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	All Other Compensation ($)	Total ($)
Paul R. Goodwin	70,000	—	—	70,000
Douglas A. Hacker	75,000	—	—	75,000
Donald P. Hamm	70,000	—	—	70,000
Martin Tuchman	60,000		—	60,000

(1)	The following table shows the aggregate number of restricted common shares outstanding as of December 31, 2012 for each non-affiliated director.

Director	Number of Shares or Units of Stock That Have Not Vested (#)(a)
Paul R. Goodwin	10,000
Douglas A. Hacker	10,000
Donald P. Hamm	10,000
Martin Tuchman	13,698

(a)	These restricted shares vest on June 30, 2013, in respect of Messrs. Goodwin, Hacker and Hamm, and in two equal portions on June 30 of each of 2013 and 2014 in respect of Mr. Tuchman, provided the director is still serving as of the applicable vesting date. The directors holding these restricted shares will be entitled to any dividends that become payable on such shares during the restricted period.

Compensation Committee Interlocks and Insider Participation

During 2012, the Compensation Committee of the Board of Directors was composed of Messrs. Hacker, Goodwin and Tuchman None of these persons has at any time been an officer or employee of the Company or any of its subsidiaries. In addition, there are no relationships among the Company’s executive officers, members of the Compensation Committee or entities whose executives serve on the Board of Directors or the Compensation Committee that require disclosure under applicable SEC regulations.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis beginning on page 4 with management and, based on that review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Compensation Committee

Douglas A. Hacker, Chairman

Paul R. Goodwin

Martin Tuchman

HISTORICAL COMPENSATION OF OUR NAMED EXECUTIVE OFFICERS

Set forth below is information concerning the cash and non-cash compensation earned by, awarded to or paid by us for 2012, 2011, and 2010 to our Named Executive Officers. Our Named Executive Officers are our CEO, COO/CFO and VP/General Counsel.

Summary Compensation Table for 2012

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)		All Other Compensation ($)		Total ($)
Joseph Kwok (Chief Executive Officer)	2012 2011 2010	350,000 350,000 339,311	500,000 450,000 375,000	521,250 481,875 —	(2)	24,074 18,066 26,176	(3)	1,395,324 1,299,941 740,487

Stephen Bishop (Chief Operating Officer and Chief Financial Officer)	2012 2011 2010	306,000 300,000 255,769	220,000 200,000 200,000	312,750 289,125 335,815	(2)	17,119 15,630 34,464	(3)	855,869 807,755 826,048

Lisa D. Leach (Vice President and General Counsel)	2012 2011 2010	279,659 268,601 267,200	175,000 140,000 132,000	135,508 125,288 89,114	(2)	17,119 15,630 15,630	(3)	607,286 549,519 503,944

(1)	Represents annual cash bonuses paid to the executives in respect of services performed for the applicable year. In addition to annual cash bonuses disclosed in the table, in respect of 2012 performance, Messrs. Kwok and Bishop and Ms. Leach also each received a grant of 31,250, 18,750 and 10,625 bonus restricted shares, respectively, on February 13, 2013 to vest ratably over 3 years as discussed in “—Discretionary Cash Bonus and Restricted Share Bonus Grants” above and “—Bonus Restricted Share Agreements” below.

(2)	Represents the grant date fair value of bonus restricted shares grants made in 2012 in the amounts of 31,250, 18,750 and 8,124 shares granted to Messrs. Kwok and Bishop and Ms. Leach, respectively, in respect of 2011 performance, computed in accordance with FASB ASC Topic 718. For a summary of the assumptions used in the valuation of awards made in 2012, please see note 10 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended on December 31, 2012, filed on February 21, 2013.
(3)	For Mr. Kwok the amount represents: $6,955 in tax preparation services; $14,700 in a 401(k) match; and $2,419 in life insurance. For Ms. Leach and Mr. Bishop the amount represents $14,700 in a 401(k) match and $2,419 in life insurance.

The following table summarizes grants of plan-based awards made in 2012 to each of our named executive officers.

Grants of Plan-Based Awards for 2012

			Estimated Possible Payout Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stocks or Units	Grant Date Fair Market Value of Awards (4) ($)
Name	Grant Date (2)		Target (#)(3)
Joseph Kwok	02/23/2012	(1)	15,625	31,250	521,250
Stephen Bishop	02/23/2012	(1)	9,375	18,750	312,750
Lisa D. Leach	02/23/2012	(1)		8,124	135,508

(1)	Each of the named executive officers was granted restricted shares on February 23, 2012, as part of their bonus restricted share grants in respect of performance in 2011. The bonus restricted share grants generally vest ratably over 3 years from the grant date. For further information on the bonus restricted share grant, please see “—Bonus Restricted Share Agreements” below.
(2)	Represents the date the bonus restricted shares were granted.
(3)	Represents the number of bonus restricted shares that each of Messrs. Kwok and Bishop were eligible to earn in respect of performance in 2012 based on the achievement of $2.50 of adjusted net income per share for 2012, as described in “—Plan-Based Restricted Share Bonus Grants” above. On February 13, 2013, Messrs. Kwok and Bishop were awarded 15,625 and 9,375 bonus restricted shares, respectively, in respect of 2012 performance.
(4)	Represents the grant date fair value of bonus restricted share grants, computed in accordance with FASB ASC Topic 718.

Employment Agreements, Restricted Share Exchange Agreements and Bonus Restricted Share Agreements

Employment Agreements

We have entered into employment agreements with Messrs. Kwok and Bishop, each of which became effective in May 2010. CLI is also a party to these employment agreements. We were not party to an employment agreement with Ms. Leach during 2012. Reference is made to the Amalgamation Proxy for changes made to these agreements in connection with the Amalgamation and for the status of an agreement with Ms. Leach executed in 2013. The following discussion relates solely to the agreements with Messrs. Kwok and Bishop, in each case without regard to any changes made in connection with the Amalgamation.

Each employment agreement provides for payment of a specified base salary and a discretionary annual bonus, based on the achievement of performance targets established each year by our compensation committee. Up to one-half of the discretionary annual bonus may be paid, in our sole discretion, in restricted shares of our common shares subject to vesting over a three-year period. Each employment agreement also entitles the named executive officer to participate in employee benefit plans and programs maintained for our employees generally.

Each employment agreement provides that the named executive officer is employed at will. Each employment agreement provides that upon termination of the named executive officer’s employment by us without “cause” or by the named executive officer for “good reason” (each as defined in the applicable employment agreement and which, in the case of “good reason,” includes certain reductions in title or base salary and certain relocations of the principal work location), the named executive officer is entitled to receive severance payments equal to one year of the executive’s then-current base salary, paid in equal installments over the one-year period following the executive’s termination. Receipt of this severance is conditioned on the named executive officer providing a general release of claims in a form satisfactory to CLI and us. In addition, each agreement provides that if any payment or benefit received by the named executive officer in connection with a “change in control” of SeaCube, whether received pursuant to the employment agreement or otherwise, would become subject to the excise tax imposed by Internal Revenue Code Section 280G, then such payment or benefit will be reduced (if necessary, to zero) to the extent necessary to avoid the excise tax.

Each employment agreement provides that the named executive officer will not compete with us or any of our affiliates or solicit our employees, suppliers or customers or any of our affiliates for twelve months following the termination of the named executive officer’s employment for any reason or no reason.

Mr. Kwok also entered into a separate employment agreement with Seacastle Ships Holdings, Inc. (“Ships”) in May 2010, pursuant to which he serves as an executive Chairman of Ships. Mr. Kwok is separately compensated by Ships, and may not devote more than 20% of his working time to his duties at Ships.

Restricted Share Exchange Agreements

In April 2010, Mr. Bishop entered into an agreement pursuant to which his existing unvested restricted shares of Seacastle common stock were exchanged into restricted shares of our common shares.

The restricted shares of Seacastle common stock originally granted to Mr. Bishop were subject to vesting in equal installments over a five-year period following the grant date. The exchange agreement with Mr. Bishop provides that our restricted common shares will vest on the same dates that the restricted shares of Seacastle common stock would have vested, generally subject to his continued employment with CLI and its affiliates through the applicable vesting date. Mr. Bishop’s restricted shares of Seacastle common stock were granted in March 2010 and the exchanged restricted common shares vest in equal installments over five years starting on January 1, 2011.

The restricted share exchange agreement with Mr. Bishop provides that upon termination of his employment either by CLI and its affiliates without “cause” or by Mr. Bishop for “good reason” (each as defined in the exchange agreement, and in the case of “good reason,” generally the same as described above in “—Employment Agreements”), subject to him providing a general release of claims, our restricted common shares scheduled to vest on the next regular vesting date will immediately vest in full. In the event of a termination of Mr. Bishop’s employment without “cause” or for “good reason” within twelve months following a “change of control”, all remaining restricted common shares held by Mr. Bishop will immediately vest in full.

The exchange agreement with Mr. Bishop provides that if Mr. Bishop breaches any of the restrictive covenants contained in his employment agreement (see “—Employment Agreements”) or any other agreement, all of his then unvested exchanged restricted common shares will be forfeited. Reference is made to the Amalgamation Proxy for the treatment of the exchanged restricted common shares in connection with the Amalgamation.

Bonus Restricted Share Agreements

In February 2011, Messrs. Kwok and Bishop and Ms. Leach entered into restricted share agreements with respect to restricted shares in the amounts of 31,250, 18,750 and 8,125 shares, respectively, in respect of annual discretionary bonuses in respect of performance in 2010. In February 2012, Messrs. Kwok and Bishop and Ms. Leach entered into restricted share agreements with respect to restricted shares in the amounts of 31,250,18,750 and 8,124 shares, respectively, in respect of annual discretionary bonuses in respect of performance in 2011. In February 2013, Messrs. Kwok and Bishop and Ms. Leach entered into restricted share agreements with respect to restricted shares in the amounts of 31,250,18,750 and 10,625 shares, respectively, in respect of annual discretionary and formulaic bonuses in respect of performance in 2012. The restricted shares are subject to vesting in equal installments on each of the first three anniversaries of the date of grant.

The restricted share agreements provide that upon a termination of the named executive officer’s employment either by CLI and its affiliates without “cause” or by the named executive officer for “good reason” (each as defined in the applicable restricted share agreement), subject to the named executive officer providing a general release of claims, the restricted common shares scheduled to vest on the next regular vesting date will immediately vest in full. The restricted share agreements also provide that if the named executive officer’s employment is terminated without “cause” or, in the case of Messrs. Kwok and Bishop, for “good reason”, each within 12 months after a change in control, all unvested restricted common shares will immediately vest as of the date of such termination. In the case of Messrs. Kwok and Bishop, the agreements also contain a one year post-termination non-competition covenant. In the case of Ms. Leach, the agreement contains a one-year post-termination non-competition covenant if the termination is for “cause” and a six-month post-termination non-competition covenant if the termination is without “cause.” Reference is made to the Amalgamation Proxy for the treatment of the restricted common shares in connection with the Amalgamation.

Outstanding Equity Awards at Fiscal Year End for 2012

The following table summarizes share-based compensation awards outstanding as of December 31, 2012 for each of our named executive officers. The market value of the restricted common shares is based on the closing market price of our common shares as of December 31, 2012, which was $18.85.

	Share Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Joseph Kwok	52,084	(1)	981,783
Stephen Bishop	49,289	(2)	929,098
Lisa D. Leach	13,541	(3)	255,248

(1)	Represents the remaining bonus restricted shares granted on February 17, 2011 and February 23, 2012 as part of Mr. Kwok’s annual discretionary bonuses in respect of performance in 2010 and 2011, respectively. The bonus restricted share grants vest ratably over 3 years from the grant date. For further information on the bonus restricted share grant, please see “—Bonus Restricted Share Agreements” above.
(2)	Represents a combination of (i) the remaining 18,039 restricted common shares received by Mr. Bishop in April 2010 in exchange for restricted shares of Seacastle common stock, which vest as follows: 6,013 shares vest on each of January 1, 2013, 2014 and 2015 as described in “—Restricted Share Exchange Agreements” above and (i) the remaining 31,250 bonus restricted shares granted on February 17, 2011 and February 23, 2012 as part of Mr. Bishop’s annual discretionary bonuses in respect of performance in 2010 and 2011, respectively which vest ratably over 3 years from the grant date, as described in “—Bonus Restricted Share Agreements” above.
(3)	Represents the remaining bonus restricted shares granted on February 17, 2011 and February 23, 2012 as part of Ms. Leach’s annual discretionary bonuses in respect of performance in 2010 and 2011, respectively. The bonus restricted share grants vest ratably over 3 years from the grant date. For further information on the bonus restricted share grant, please see “—Bonus Restricted Share Agreements” above.

Shares Vested for 2012

The following table summarizes the shares vested during 2012 for each of our named executive officers.

	Share Vested
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Joseph Kwok	10,416	160,823
Stephen Bishop	12,263	185,553
Lisa D. Leach	2,708	41,812

Termination, Severance and Change of Control Arrangements

The tables below set forth the potential severance and change in control payments for each of our named executive officers. All payments are contingent on the named executive officer’s termination of employment and/or the identified triggering events and represent payments that the named executive officer would have received under the employment agreements and equity arrangements described above in “—Employment Agreements, Restricted Share Exchange Agreements and Bonus Restricted Share Agreements” had the named executive officer’s employment been terminated on December 31, 2012. The amounts set forth in the tables below may be reduced by the Internal Revenue Code Section 280G cap on compensation, as described above in “—Employment Agreements.”

As noted above in “—Amalgamation,” certain changes were made to the elements of our compensation program in 2013 in connection with the Amalgamation, including changes to the severance and change in control benefits payable to each of our named executive officers. These new arrangements are more fully disclosed in the Amalgamation Proxy and are not reflected in the amounts set forth in the tables below.

Joseph Kwok

	Not for Cause or Good Reason Termination ($)	Not for Cause or Good Reason Termination following a Change of Control ($)
Severance (1)	350,000	350,000
Accelerated Vesting of Restricted Common Shares (2)	392,721	981,783
Total	742,721	1,331,783

(1)	Represents amounts that would be paid to Mr. Kwok pursuant to his employment agreement with respect to the termination of his employment from us and CLI. Mr. Kwok would have been entitled to receive additional amounts upon the termination of his employment from Ships.
(2)	Represents the value of our restricted common shares that would vest pursuant to the terms of the bonus restricted share agreements with Mr. Kwok.

Stephen Bishop

	Not for Cause or Good Reason Termination ($)	Not for Cause or Good Reason Termination following a Change of Control ($)
Severance (1)	306,000	306,000
Accelerated Vesting of Restricted Common Shares (2)	348,970	929,098
Total	654,970	1,235,098

(1)	Represents amounts that would be paid to Mr. Bishop pursuant to his employment agreement with respect to the termination of his employment from us and CLI.
(2)	Represents the value of our restricted common shares that would vest pursuant to the terms of the bonus restricted share agreements and the restricted share exchange agreement with Mr. Bishop.

Lisa D. Leach

	Not for Cause or Good Reason Termination ($)	Not for Cause Termination following a Change of Control ($)
Severance	—	—
Accelerated Vesting of Restricted Common Shares (1)	102,092	255,248
Total	102,092	255,248

(1)	Represents the value of our restricted common shares that would vest pursuant to the terms of the bonus restricted share agreements with Ms. Leach.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table provides information, as of March 14, 2013, regarding the beneficial ownership of our Common Shares by the directors, the nominees for director, and the executive officers named in the summary compensation table and all directors, nominees and executive officers as a group.

The percentage of beneficial ownership of our Common Shares is based on 20,413,359 Common Shares issued and outstanding as of March 14, 2013.

	Number of Shares Beneficially Owned Prior to the Offering (1)
Name of Beneficial Owner (1)	Number of Shares (3)	Percent
Executive Officers and Directors (2)
Joseph P. Adams, Jr.	5,000	*
Jonathan G. Atkeson	7,500	*
Paul R. Goodwin	40,000	*
Douglas A. Hacker	60,000	*
Donald P. Hamm	30,000	*
Joseph Kwok (4)	341,250	1.7%
Stephen P. Bishop	91,314	*
Lisa D. Leach	79,526	*
Martin Tuchman (5)	251,325	1.2%
All directors and executive officers as a group (9 persons)	905,915	4.4%
5% Shareholder
Seacastle Operating Company Ltd. (6)	8,525,000	41.8%
Wellington Management Company, LLP (7)	1,099,491	5.4%

*	Less than 1%
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common shares subject to options or warrants currently exercisable, or exercisable within 60 days of the date hereof, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Except in cases where community property laws apply, we believe that each shareholder possesses sole voting and investment power over all common shares shown as beneficially owned by the shareholder. The beneficial owners listed in this table do not, individually or as a group, have the right to acquire beneficial ownership over any other of our common shares.
(2)	The address of each officer or director listed in this table is: c/o SeaCube Container Leasing Ltd., 1 Maynard Drive, Park Ridge, New Jersey, 07656.
(3)	Consists of common shares held, including restricted shares.
(4)	Includes (i) 339,750 shares and restricted shares owned directly by Mr. Kwok and (ii) 1,500 shares owned indirectly by Mr. Kwok’s son. Mr. Kwok disclaims beneficial ownership as to (ii) except to the extent of his pecuniary interest therein.

(5)	Includes (i) 160,672 shares owned directly by Mr. Tuchman; (ii) 35,000 shares owned indirectly by Mr. Tuchman’s spouse; and (iii) 55,653 shares owned indirectly by Tuchman Foundation, Inc., a charitable trust for which Mr. Tuchman acts as trustee. Mr. Tuchman disclaims beneficial ownership as to (ii) and (iii).
(6)	Seacastle Operating Company Ltd. is wholly owned by Seacastle Inc. Seacastle Inc. is wholly owned by Fortress Investment Fund III LP, Fortress Investment Fund III (Fund B) LP, Fortress Investment Fund III (Fund C) LP, Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) L.P., Fortress Investment Fund III (Coinvestment Fund A) LP, Fortress Investment Fund III (Coinvestment Fund B) LP, Fortress Investment Fund III (Coinvestment Fund C) LP and Fortress Investment Fund III (Coinvestment Fund D) L.P. (collectively, the “Fund III Funds”), Fortress Investment Fund IV (Fund A) L.P., Fortress Investment Fund IV (Fund B) L.P., Fortress Investment Fund IV (Fund C) L.P., Fortress Investment Fund IV (Fund D) L.P., Fortress Investment Fund IV (Fund E) L.P., Fortress Investment Fund IV (Fund F) L.P., Fortress Investment Fund IV (Fund G) L.P., Fortress Investment Fund IV (Coinvestment Fund A) L.P., Fortress Investment Fund IV (Coinvestment Fund B) L.P., Fortress Investment Fund IV (Coinvestment Fund C) L.P., Fortress Investment Fund IV (Coinvestment Fund D) L.P., Fortress Investment Fund IV (Coinvestment Fund F) L.P. and Fortress Investment Fund IV (Coinvestment Fund G) L.P. (collectively, the “Fund IV Funds”), and certain members of Seacastle Inc.’s management. Fortress Fund III GP LLC is the general partner of each of the Fund III Funds. The sole managing member of Fortress Fund III GP LLC is Fortress Investment Fund GP (Holdings) LLC. The sole managing member of Fortress Investment Fund III GP (Holdings) LLC is Fortress Operating Entity I LP (“FOE I”). FIG Corp. is the general partner of FOE I, and FIG Corp. is wholly owned by Fortress Investment Group LLC. Fortress Fund IV GP L.P. is the general partner of each of the Fund IV Funds. Fortress Fund IV GP Holdings Ltd. is the general partner of Fortress Fund IV GP L.P. Fortress Fund IV GP Holdings Ltd. is wholly owned by FOE I. FIG Corp. is the general partner of FOE I. FIG Corp. is wholly owned by Fortress Investment Group LLC. By virtue of his ownership interest in Fortress Investment Group LLC and certain of its affiliates, as well as his role in advising certain investment funds, Wesley R. Edens may be deemed to be the natural person that has sole or shared voting and investment control over the shares listed as beneficially owned by Seacastle Operating Company Ltd. Mr. Edens disclaims beneficial ownership of such shares. The address of all persons listed above is c/o Fortress Investment Group LLC, 1345 Avenue of the Americas, 46th Floor, New York, New York 10105. Seacastle Operating Company Ltd. is not a broker-dealer or an affiliate of a broker-dealer.
(7)	Information regarding Wellington Management Company, LLP (“Wellington”) is based solely upon a Schedule 13G/A filed by Wellington with the SEC on February 14, 2013, which indicates that Wellington held shared voting power over 645,153 shares and shared dispositive power over 1,099,491 shares. The address of Wellington is 280 Congress Street, Boston, MA 02210.

Equity Compensation Plan Information

The table below sets forth certain information as of March 14, 2013, the last day of the fiscal year, for (i) all equity compensation plans previously approved by our shareholders and (ii) all equity compensation plans not previously approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	614,453
Equity compensation plans not approved by security holders	—	—	—

Total			614,453

Under the terms of our Plan, the number of shares available for future issuance under the Plan will increase annually each October 27 by 50,000.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a summary of material provisions of various transactions we have entered into with our executive officers, directors (including nominees), 5% or greater shareholders and any of their immediate family members since January 1, 2012. We believe the terms and conditions set forth in such agreements are reasonable and customary for transactions of this type.

Our Formation/Original Capital Investment

We were incorporated by Seacastle Operating Company Ltd. (the “Initial Shareholder” or “Seacastle Operating”) in Bermuda in March 2010. Our Initial Shareholder is a subsidiary of Seacastle Inc. (“Seacastle”). Seacastle is owned by private equity funds that are managed by an affiliate of Fortress and by employees of Seacastle and other shareholders. Joseph P. Adams, Jr., a member of our board of directors, is a Managing Director of Fortress, and Jonathan G. Atkeson, also a member of our board of directors, is a Managing Director of Fortress Capital Finance, an affiliate of Fortress.

In April 2010, our named executive officers exchanged an aggregate of 532,980 shares of Seacastle common stock for 307,969 of our Common Shares. See “Historical Compensation of Our Named Executive Officers—Restricted Share Exchange Agreements” for a description of the restricted share exchange agreements entered into with Ms. Leach and Mr. Bishop.

Shareholders Agreement

General

In connection with our initial public offering (“IPO”), we entered into a shareholders agreement (the “Shareholders Agreement”) with our Initial Shareholder.

As discussed further below, the Shareholders Agreement provides certain rights to the Initial Shareholder with respect to the designation of directors for nomination and election to as well as removal from our Board, as well as registration rights for certain of our securities owned by the Initial Shareholder, certain other affiliates of Fortress and permitted transferees (collectively, the “Fortress Shareholders”).

Our Shareholders Agreement provides that the parties thereto will use their respective reasonable efforts (including voting or causing to be voted all of our voting shares beneficially owned by each) so that no amendment is made to our memorandum of association or bye-laws in effect as of the date of the Shareholders Agreement that would add restrictions to the transferability of our shares by the Initial Shareholder or its permitted transferees which are beyond those provided for in our memorandum of association, bye-laws, the Shareholders Agreement or applicable securities laws, or that nullify the rights set out in the Shareholders Agreement of the Initial Shareholder or its permitted transferees unless such amendment is approved by the Initial Shareholder.

Designation and Election of Directors

The Shareholders Agreement provides that, for so long as the Shareholders Agreement is in effect, we and the Fortress Shareholders shall take all reasonable actions within our respective control (including voting or causing to be voted all of the securities entitled to vote generally in the election of our directors held of record or beneficially owned by the Fortress Shareholders, and, with respect to the Company, including in the slate of nominees recommended by the Board those individuals designated by Fortress) so as to elect to the Board, and to cause to continue in office, not more than seven directors (or such other number as Fortress may agree in writing), of whom, at any given time:

•	at least a majority of such directors shall be individuals designated by Fortress, for so long as the Fortress Shareholders beneficially own at least 40% of the voting power of the Company;

•

at least three directors (four if the board consists of more than seven directors) shall be individuals designated by Fortress, for so long as the Fortress Shareholders beneficially own less than 40% but at least 20% of the voting power of the Company;

•

at least two directors (three if the board consists of more than seven directors) shall be individuals designated by Fortress, for so long as the Fortress Shareholders beneficially own less than 20% but at least 10% of the voting power of the Company; and

•	at least one director shall be an individual designated by Fortress, for so long as the Fortress Shareholders beneficially own less than 10% but at least 5% of the voting power of the Company.

In accordance with the Shareholders Agreement, Fortress designated Paul R. Goodwin, Douglas A. Hacker, Donald P. Hamm and Martin Tuchman for election to our Board.

Registration Rights

Demand Rights. Under our Shareholders Agreement, the Fortress Shareholders will have, for so long as the Fortress Shareholders beneficially own an amount of our Common Shares (whether owned at the time of our IPO or subsequently acquired) equal to or greater than 1% of our Common Shares issued and outstanding immediately after the IPO (a “Registrable Amount”), “demand” registration rights that allow the Fortress Shareholders, at any time after 180 days following the IPO, to request that we register under the Securities Act an amount equal to or greater than a Registrable Amount. The Fortress Shareholders will be entitled to unlimited demand registrations so long as such persons, together, beneficially own a Registrable Amount, subject to certain postponement mechanisms of the Company described therein relating to disclosures in the public offering document that would be detrimental to us or our shareholders. We are also not required to effect any demand registration within three months of a “firm commitment” underwritten offering to which the requestor held “piggyback” rights, described below, and which included at least 50% of the Common Shares requested by the requestor to be included.

Piggyback Rights. For so long as the Fortress Shareholders beneficially own an amount of our Common Shares equal to or greater than a Registrable Amount, such Fortress Shareholders will also have “piggyback” registration rights that allow them to include the Common Shares that they own in any public offering of equity securities initiated by us (other than those public offerings pursuant to registration statements on Forms S-4 or S-8) or by any of our other shareholders that have registration rights. The “piggyback” registration rights of the Fortress Shareholders are subject to proportional cutbacks based on the manner of the offering and the identity of the party initiating such offering.

Shelf Registration. Under our Shareholders Agreement, we have granted to the Initial Shareholder or any of its respective permitted transferees, for so long as it beneficially owns a Registrable Amount, the right to request a shelf registration on Form S-3 providing for offerings of our Common Shares to be made on a continuous basis until all shares covered by such registration have been sold, subject to our right to suspend the use of the shelf registration prospectuses for a reasonable period of time (not exceeding 60 days in succession or 90 days in the aggregate in any 12 month period) if we determine that certain disclosures required by the shelf registration statements would be detrimental to us or our shareholders.

Indemnification; Expenses. Under our Shareholders Agreement, we will agree to indemnify the applicable selling shareholder and its officers, directors, employees, managers, members partners, agents and controlling persons against any losses or damages resulting from any untrue statement or omission of material fact in any registration statement or prospectus pursuant to which it sells Common Shares, unless such liability arose from the applicable selling shareholder’s misstatement or omission, and the applicable selling shareholder or selling shareholders (severally and not jointly) has agreed to indemnify us against all losses caused by its misstatements or omissions. We will pay all registration expenses incidental to our performance under the Shareholders Agreement, and the applicable selling shareholder will pay its portion of all underwriting discounts, commissions and transfer taxes, if any, relating to the sale of its Common Shares under the Shareholders Agreement.

Management and Facility Fees

We paid facility fees of approximately $0.1 million to certain affiliates of Seacastle in 2012. During 2012, the Company entered into an agreement to provide management services on container equipment that is owned in part by private equity funds that are managed by an affiliate of Fortress Investment Group LLC. Management revenue earned from this agreement was $0.3 million for the year ended December 31, 2012.

Shareholder Note

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

In August 2010, the Company distributed $3.8 million to the Initial Shareholder in the form of a loan which was used to make interest and principal payments on Seacastle’s Credit Facility. In September 2010, the Company distributed $4.4 million to the Initial Shareholder in the form of a loan which was used to make interest and principal payments and pay fees on Seacastle’s Credit Facility. The loans have an annual interest rate of 3% and were payable in full upon maturity in 2015. On December 10, 2012, the initial shareholder repaid the loan in full, inclusive of interest of $0.6 million. Interest income earned from this note was $0.2 million and $0.3 million for the years ended December 31, 2012 and 2011, respectively.

Related Party Transaction Review Process

Pursuant to our written policies and procedures with respect to transactions with persons related to us (referred to as “Related Party Transactions”), a Related Party Transaction may only be taken by us if the following steps are taken:

•

Prior to entering into a Related Party Transaction, the party wishing to enter into the proposed transaction must provide notice to our legal department of the facts and circumstances of the proposed transaction.

•	Our legal department will assess whether the proposed transaction is a Related Party Transaction.

•

If our legal department determines that the proposed transaction is a Related Party Transaction and unless such Related Party Transaction is required to be approved by our Board under any agreement we may enter into from time to time, the proposed transaction will be submitted to our Nominating, Corporate Governance and Conflicts Committee for consideration at its next meeting or, in those instances in which our legal department, in consultation with our Chief Financial Officer, determines that it is not practicable or desirable to wait until the next meeting, to the Chair of the Nominating, Corporate Governance and Conflicts Committee.

•

The Nominating, Corporate Governance and Conflicts Committee, or where submitted to the chairperson of that committee, the chairperson, shall consider all of the relevant facts and circumstances available, including (if applicable): the benefits to us; the impact on a director’s independence in the event the related party is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. Only those Related Party Transactions that are in, or are not inconsistent with, our best interests and those of our shareholders, may be approved.

DIRECTOR INDEPENDENCE

The Board has determined that Messrs. Goodwin, Hacker, Hamm and Tuchman are “independent” as defined in the listing standards of the NYSE. In making this determination, the Board considered all the relevant facts and circumstances, including the “independence” standards set in the rules of the NYSE. In doing so the Board affirmatively determined that none of the independent directors, or any of their family members, has had any material relationship with the Company (either directly, or as a partner, shareholder or officer of an organization that has a relationship with the Company), other than as a shareholder and director, within the last three years. All members of our Audit Committee, or Compensation Committee and our Nominating, Corporate Governance and Conflicts Committee also have been determined to meet all applicable independence standards.

Item 14. Principal Accounting Fees and Services.

The Audit Committee Charter, as well as Section 301 of the Sarbanes-Oxley Act of 2002, Rule 10A-3(b)(2) under the Exchange Act and the related NYSE listing standards, each require that the audit committee shall be directly responsible for the appointment and retention of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attestation services for the listed issuer. Ernst & Young LLP, independent registered public accounting firm (“E&Y”) (which constitutes the auditor for the purpose of Bermuda law), was the Company’s independent registered public accounting firm for 2012. Before selecting E&Y, the Audit Committee carefully considered E&Y’s qualifications as the registered public accounting firm for the Company. This included a review of its performance in prior years, as well as its reputation for integrity and competence in the fields of accounting and auditing. The committee has expressed its satisfaction with E&Y in all of these respects. The committee’s review included inquiry concerning any litigation involving E&Y and any proceedings by the SEC against the firm. In this respect, the committee has concluded that the ability of E&Y to perform services for the Company is in no way adversely affected by any such investigation or litigation.

The Audit Committee also oversees the work of E&Y, and E&Y reports directly to the Audit Committee in this regard. The Audit Committee also reviews and approves E&Y’s annual engagement letter, including the proposed fees, and determines or sets the policy regarding all audit, and all permitted non-audit, engagements and relationships between the Company and E&Y. The Audit Committee also reviews and discusses with E&Y their annual audit plan, including the timing and scope of audit activities, and monitors the progress and results of the plan during the year.

Fees Paid to Independent Registered Public Accounting Firm

E&Y served as the Independent Auditors for the Company in the year ended December 31, 2012. Approximate fees paid to E&Y were as follows:

Audit Fees

Audit fees for professional services rendered in connection with the audit of our annual financial statements, reviews of our quarterly financial statements, and statutory audits of foreign subsidiaries were $0.9 million for the fiscal year ended December 31, 2012, $0.8 million for the fiscal year ended December 31, 2011 and $2.4 million for the fiscal year ended December 31, 2010.

Audit Related Fees

Professional services rendered in connection with financing transactions were $0.1 million for the fiscal year ended December 31, 2012, $0.2 million for the fiscal year ended December 31, 2011 and $0.0 for the fiscal year ended December 31, 2010.

Tax Fees

Fees for tax compliance services of a subsidiary were $3,500 for the fiscal year ended December 31, 2012.

All Other Fees

None.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has policies and procedures that require the pre-approval by the Audit Committee or one of its members of all services performed by the Company’s independent registered public accounting firm and related fee arrangements. In the early part of each year, the Audit Committee approves the proposed services, including the nature, type and scope of services contemplated, and the related fees, to be rendered by these firms during the year. In addition, pre-approval by the Audit Committee or one of its members is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the Audit Committee pursuant to the Sarbanes-Oxley Act. The fees and services provided as noted above were authorized and approved by the Audit Committee.

Of the fees set forth above, none of the “Audit-Related Fees,” none of the “Tax Fees” and none of the “All Other Fees” were approved by the Audit Committee pursuant to SEC Rule 2-01(c)(7)(i)(C) of Regulation S-X. This rule provides that the pre-approval requirement is waived, with respect to fees for services other than audit, review or attest services, if (i) the aggregate amount of all such services provided constitutes no more than five percent of the total amount of revenues paid by the Company to E&Y during the fiscal year in which the services are provided; (ii) such services were not recognized by the Company at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or by one or more members of the Audit Committee who are members of the Board to whom authority to grant such approvals has been delegated by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(A) 1.	Consolidated Financial Statements

The applicable financial statements required under this item 15(a)(1) are presented in the Company’s consolidated financial statements and notes thereto under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 21, 2013.

(A) 2.	Financial Statement Schedules

The applicable financial statements schedules required under this item 15(a)(1) are presented in the Company’s consolidated financial statements and notes thereto under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 21, 2013.

(A) 3.	List of Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Amalgamation, dated as of January 18, 2013, by and among SeaCube Container Leasing Ltd., 2357575 Ontario Limited and SC Acquisitionco Ltd. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2013)

3.1	Memorandum of Association (incorporated by reference to Exhibit 3.1 of Amendment No. 5 to SeaCube’s Registration Statement on Form S-1, filed with the SEC on October 12, 2010)

3.2	Bye-laws (incorporated by reference to Exhibit 3.2 of the SeaCube’s Form 10-Q, filed with the SEC on November 12, 2010)

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to SeaCube’s Registration Statement on Form S-1, filed with the SEC on June 4, 2010)

4.2	Shareholders Agreement by and between SeaCube Container Leasing Ltd. and Seacastle Operating Company Ltd. (incorporated by reference to Exhibit 4.2 of the SeaCube’s Form 10-Q, filed with the SEC on November 12, 2010)

4.3	Indenture, dated as of March 18, 2011, between CLI Funding V LLC, as Issuer, and U.S Bank National Association, as Indenture Trustee and Securities Intermediary (incorporated by reference to Exhibit 4.3 of SeaCube’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2011)

4.4	Series 2011-2 Supplement dated November 3, 2011 to Indenture, dated March 18, 2011 between CLI Funding V LLC (the “Issuer”) and U.S. Bank National Association (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 of SeaCube’s Current Report on Form 8-K, filed with the SEC on November 3, 2011)

4.5	Series 2012-1 Supplement dated June 21, 2012 to Indenture, dated March 18, 2011 between CLI Funding V LLC (the “Issuer”) and U.S. Bank National Association (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 25, 2012)

10.1#	Form of SeaCube Container Leasing Ltd. 2010 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Amendment No. 3 to SeaCube’s Registration Statement on Form S-1, filed with the SEC on June 4, 2010)

10.2#	Form of Director Restricted Share Agreement (incorporated by reference to Exhibit 10.2 of Amendment No. 3 to SeaCube’s Registration Statement on Form S-1, filed with the SEC on June 4, 2010)

10.3	Third Amended and Restated Revolving Credit Agreement, dated as of January 26, 2010, by and among Container Leasing International, LLC (d/b/a Carlisle Leasing International, LLC and/or Seacastle Container Leasing, LLC), as the Borrower, Deutsche Bank Securities Inc., as the Lead Arranger, Deutsche Bank Trust Company Americas, as the Administrative Agent and Lender, and the other Lenders referred to therein (incorporated by reference to Exhibit 10.3 of SeaCubes’s Registration Statement on Form S-1, filed with the SEC on March 29, 2010)

10.4	Second Amended and Restated Intercreditor Collateral Agreement, dated as of October 26, 2001, as amended and restated as of August 24, 2006, by and among Container Leasing International, LLC (d/b/a Carlisle Leasing International, LLC), CLI Funding LLC, US Bank National Association as Trustee and as Collateral Agent, Deutsche Bank Trust Company Americas as Revolver Agent and various other parties from time to time parties thereto (incorporated by reference to Exhibit 10.4 of SeaCubes’s Registration Statement on Form S-1, filed with the SEC on March 29, 2010)

10.5	Supplemental Agreement, dated as of January 20, 2009, to the Second Amended and Restated Intercreditor Collateral Agreement, dated as of August 24, 2006, by and among Container Leasing International, LLC (d/b/a Carlisle Leasing International, LLC), GL Finance I Ltd., GL Finance II Ltd. and ING Bank, N.V., as agent (incorporated by reference to Exhibit 10.5 of SeaCube’s Registration Statement on Form S-1, filed with the SEC on March 29, 2010)

10.6	Second Amended and Restated Indenture, dated as of August 24, 2006, between CLI Funding LLC, as Issuer, and U.S. Bank National Association, as Indenture Trustee and individually as a Securities Intermediary (incorporated by reference to Exhibit 10.6 of SeaCube’s Registration Statement on Form S-1, filed with the SEC on March 29, 2010)

10.7	Series 2006-1 Supplement, dated as August 24, 2006, between CLI Funding LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.7 of SeaCube’s Registration Statement on Form S-1, filed with the SEC on March 29, 2010)

10.8	Amendment Number 1 to the Second Amended and Restated Indenture, dated as of April 26, 2007, between CLI Funding LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.8 of SeaCube’s Registration Statement on Form S-1, filed with the SEC on March 29, 2010)

10.9	Amendment Number 2 to the Second Amended and Restated Indenture, dated as of August 21, 2008, between CLI Funding LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.9 of SeaCube’s Registration Statement on Form S-1, filed with the SEC on March 29, 2010)

10.10	Credit Agreement, dated as of October 31, 2007, among CLI Funding III LLC, as Borrower, the lenders from time to time party thereto, and ING Bank N.V., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.10 of SeaCube’s Registration Statement on Form S-1, filed with the SEC on March 29, 2010)

10.11	Amendment No. 1, dated January 31, 2008, to the Credit Agreement, dated as of October 31, 2007, among CLI Funding III LLC, as Borrower, the lenders from time to time party thereto, and ING Bank N.V., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.11 of SeaCube’s Registration Statement on Form S-1, filed with the SEC on March 29, 2010)

10.12	Amendment No. 2, dated March 31, 2008, to the Credit Agreement, dated as of October 31, 2007, among CLI Funding III LLC, as Borrower, the lenders from time to time party thereto, and ING Bank N.V., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.12 of SeaCube’s Registration Statement on Form S-1, filed with the SEC on March 29, 2010)

10.13	Amendment No. 3, dated April 22, 2008, to the Credit Agreement, dated as of October 31, 2007, among CLI Funding III LLC, as Borrower, the lenders from time to time party thereto, and ING Bank N.V., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.13 of SeaCube’s Registration Statement on Form S-1, filed with the SEC on March 29, 2010)

10.14	Guaranty, dated as of October 31, 2007, made by Container Leasing International, LLC (d/b/a Carlisle Leasing International, LLC), as Guarantor (incorporated by reference to Exhibit 10.14 of SeaCube’s Registration Statement on Form S-1, filed with the SEC on March 29, 2010)

10.15	Credit Agreement, dated as of May 18, 2010, by and among CLI Funding IV LLC, as Borrower, Wells Fargo Bank, National Association and other lenders from time to time party thereto, as Lenders, and Wells Fargo Securities LLC, as Administrative Agent (incorporated by reference to Exhibit 10.15 of Amendment No. 2 to SeaCube’s Registration Statement on Form S-1, filed with the SEC on May 20, 2010)

10.16	Form of Indemnification Agreement with directors and officers (incorporated by reference to Exhibit 10.16 of Amendment No. 3 to SeaCube’s Registration Statement on Form S-1, filed with the SEC on June 4, 2010)

10.17#	Employment Agreement, dated May 13, 2010, by and among SeaCube Container Leasing Ltd., Container Leasing International, LLC and Joseph Kwok (incorporated by reference to Exhibit 10.17 of Amendment No. 2 to SeaCube’s Registration Statement on Form S-1, filed with the SEC on May 20, 2010)

10.18#	Employment Agreement, dated May 18, 2010, by and among SeaCube Container Leasing Ltd., Container Leasing International, LLC and Stephen P. Bishop (incorporated by reference to Exhibit 10.18 of Amendment No. 2 to SeaCube’s Registration Statement on Form S-1, filed with the SEC on May 20, 2010)

10.19#	Restricted Share Exchange Agreement, dated as of April 23, 2010, by and among Seacastle Inc., SeaCube Container Leasing Ltd., Seacastle Operating Company Ltd., Container Leasing International, LLC and Stephen P. Bishop (incorporated by reference to Exhibit 10.19 of Amendment No. 3 to SeaCube’s Registration Statement on Form S-1, filed with the SEC on June 4, 2010)

10.21	Fourth Amended and Restated Revolving Credit Agreement, dated as of November 3, 2010, by and among Container Leasing International, LLC (d/b/a Carlisle Leasing International, LLC and/or Seacastle Container Leasing, LLC and/or SeaCube Containers, LLC), as the Borrower, Deutsche Bank Securities Inc., JP Morgan Securities, Inc. and Citigroup Global Markets, Inc. each as a Lead Arranger, Deutsche Bank Trust Company Americas, as the Administrative Agent and Lender, and the other Lenders referred to therein (incorporated by reference to Exhibit 10.1 of SeaCube’s Current Report on Form 8-K, filed with the SEC on November 9, 2010)

10.22	Term Loan Agreement, dated April 28, 2011 among SeaCube Container Leasing Ltd., as the Borrower, the guarantors named therein, as Guarantors, the lenders listed therein, Wells Fargo Bank N.A., as Administrative Agent and Apollo Investment Corporation, as Sole Lead Arranger (incorporated by reference to Exhibit 10.1 of SeaCube’s Current Report on Form 8-K, filed with the SEC on April 29, 2011)

10.23	Omnibus Amendment 1, dated as of May 9, 2011 among CLI Funding IV LLC (the “Borrower”) Container Leasing International, LLC, as Manager or, in its respective capacity as guarantor, Wells Fargo Bank, National Association (the “Lender”) and Wells Fargo Securities, LLC (the “Administrative Agent”) (incorporated by reference to Exhibit 10.23 of SeaCube’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2011)

10.24	Amended and Restated Credit Agreement, dated March 27, 2012 between CLI Funding IV LLC and Wells Fargo Bank, National Association, Deutsche Bank Trust Company America and other lenders from time to time and Wells Fargo Securities, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2012)

10.25	Fifth Amended and Restated Credit Agreement, dated June 27, 2012 between and among Container Leasing International, LLC (d/b/a Carlisle Leasing International, LLC and/or Seacastle Container Leasing, LLC and/or SeaCube Containers, LLC), as the Borrower, Deutsche Bank Trust Company Americas, Citibank, N.A. and JPMorgan Chase Bank, N.A., as lenders, and Deutsche Bank Securities Inc., Citigroup Global Markets, Inc., and J.P. Morgan Securities LLC, as lead arrangers, and Deutsche Bank Trust Company Americas, as the Administrative Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2012)

10.26#	SeaCube Container Leasing Ltd. Key Employee Severance Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2013)

10.27#	Letter Agreement, dated as of January 18, 2013, by and among SeaCube Container Leasing Ltd., SC Acquisitionco Ltd. and Joseph Kwok (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2013)

10.28#	Letter Agreement, dated as of January 18, 2013, by and among SeaCube Container Leasing Ltd., SC Acquisitionco Ltd. and Stephen Bishop (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2013)

10.29#	Letter Agreement, dated as of January 18, 2013, by and among SeaCube Container Leasing Ltd., SC Acquisitionco Ltd. and Lisa Leach (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2013)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Harrison Consulting

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.4	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with the Original Filing
#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: April 23, 2013

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

Name	Title	Date

/s/ Joseph Kwok Joseph Kwok	Chief Executive Officer (Principal Executive Officer)	April 23, 2013

/s/ Stephen P. Bishop Stephen P. Bishop	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	April 23, 2013

/s/ Joseph P. Adams, Jr. Joseph P. Adams, Jr.	Chairman of the Board of Directors	April 23, 2013

/s/ Jonathan G. Atkeson Jonathan G. Atkeson	Director	April 23, 2013

/s/ Paul R. Goodwin Paul R. Goodwin	Director	April 23, 2013

/s/ Douglas A. Hacker Douglas A. Hacker	Director	April 23, 2013

/s/ Donald P. Hamm Donald P. Hamm	Director	April 23, 2013

/s/ Martin Tuchman Martin Tuchman	Director	April 23, 2013